Form 10-Q
period 2013-09-30
Envision Healthcare Holdings, Inc.; Envision Healthcare Corp
filed 2013-11-13
CIK 1578318, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file numbers:

Envision Healthcare Holdings, Inc.: 001-36048

Envision Healthcare Corporation: 001-32701

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE CORPORATION

 (Exact name of registrants as specified in their charters)

	Envision Healthcare Holdings, Inc.	45-0832318
Delaware	Envision Healthcare Corporation	20-3738384
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Numbers)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: 303-495-1200

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Envision Healthcare Holdings, Inc.                  Yes ☒ No ☐

Envision Healthcare Corporation                     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Envision Healthcare Holdings, Inc.                  Yes ☐ No ☒

Envision Healthcare Corporation                     Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Envision Healthcare Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Envision Healthcare Corporation

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Envision Healthcare Holdings, Inc.                  Yes ☐ No ☒

Envision Healthcare Corporation                     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Envision Healthcare Holdings, Inc.	At November 11, 2013, the registrant had 180,382,885 shares of common stock, par value $0.01 per share, outstanding.
Envision Healthcare Corporation

The registrant is a privately held corporation, and its common stock is not publicly traded. At November 11, 2013, the registrant had 1,000 shares of common stock, par value $0.01 per share, outstanding. All of Envision Healthcare Corporation’s outstanding stock was held at such date by Envision Healthcare Intermediate Corporation, its sole stockholder.

EXPLANATORY NOTE

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Envision Healthcare Holdings, Inc. (formerly known as CDRT Holding Corporation) and Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation). Unless the context indicates otherwise, any reference in this report to “Holding” refers to Envision Healthcare Holdings, Inc., any reference to “Corporation” refers to Envision Healthcare Corporation, the indirect, wholly-owned subsidiary of Holding, and any references to “EVHC,” the “Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries, including Corporation. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”) and American Medical Response, Inc. (“AMR”). Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share amounts, unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue, net of contractual discounts	$1,691,208	$1,529,140	$4,986,261	$4,381,061
Provision for uncompensated care	(735,320)	(708,329)	(2,242,794)	(1,952,858)
Net revenue	955,888	820,811	2,743,467	2,428,203
Compensation and benefits	677,797	577,502	1,963,546	1,706,205
Operating expenses	110,387	100,617	313,145	305,005
Insurance expense	26,974	22,907	78,647	75,352
Selling, general and administrative expenses	40,733	18,541	86,521	57,670
Depreciation and amortization expense	35,175	30,592	104,552	91,844
Restructuring charges	1,319	2,028	4,988	10,751
Income from operations	63,503	68,624	192,068	181,376
Interest income from restricted assets	2	(116)	634	429
Interest expense	(46,772)	(41,322)	(148,526)	(126,288)
Realized gain on investments	158	5	276	366
Interest and other (expense) income	(52)	937	(13,022)	1,340
Loss on early debt extinguishment	(29,519)	(1,561)	(29,641)	(6,733)
(Loss) income before income taxes, and equity in earnings of unconsolidated subsidiary	(12,680)	26,567	1,789	50,490
Income tax benefit (expense)	4,949	(11,448)	(3,932)	(21,952)
(Loss) income before equity in earnings of unconsolidated subsidiary	(7,731)	15,119	(2,143)	28,538
Equity in earnings of unconsolidated subsidiary	68	90	230	304
Net (loss) income	(7,663)	15,209	(1,913)	28,842
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period	(133)	471	(582)	674
Unrealized gains (losses) on derivative financial instruments	236	1,031	(42)	(234)
Comprehensive (loss) income	$(7,560)	$16,711	$(2,537)	$29,282

Basic net (loss) income per common share	$(0.05)	$0.12	$(0.01)	$0.22
Diluted net (loss) income per common share	$(0.05)	$0.11	$(0.01)	$0.22
Average common shares outstanding, basic	157,282,885	130,230,634	139,969,940	130,219,651
Average common shares outstanding, diluted	157,282,885	133,463,882	139,969,940	132,479,821

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,761	$57,832
Insurance collateral	29,039	24,481
Trade and other accounts receivable, net	750,484	625,144
Parts and supplies inventory	22,539	22,050
Prepaids and other current assets	31,277	23,752
Total current assets	1,409,100	753,259
Non-current assets:
Property, plant and equipment, net	190,837	191,864
Intangible assets, net	524,317	564,218
Insurance collateral	12,107	20,760
Goodwill	2,437,620	2,413,632
Other long-term assets	75,969	93,100
Total assets	$4,649,950	$4,036,833
Liabilities and Equity
Current liabilities:
Accounts payable	$65,358	$53,909
Accrued liabilities	352,604	388,935
Current deferred tax liabilities	28,226	23,568
Current portion of long-term debt	12,316	12,282
Total current liabilities	458,504	478,694
Long-term debt	2,225,407	2,647,098
Long-term deferred tax liabilities	156,761	156,761
Insurance reserves and other long-term liabilities	212,176	209,593
Total liabilities	3,052,848	3,492,146
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 180,382,885 and 130,661,627 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	1,804	1,307
Additional paid-in capital	1,580,519	525,098
Treasury stock at cost	(1,347)	(381)
Retained earnings	10,433	12,346
Accumulated other comprehensive loss	(837)	(213)
Total Envision Healthcare Holdings, Inc. equity	1,590,572	538,157
Noncontrolling interest	6,530	6,530
Total equity	1,597,102	544,687
Total liabilities and equity	$4,649,950	$4,036,833

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(7,663)	$15,209	$(1,913)	$28,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,684	34,584	118,683	104,207
Gain on disposal of property, plant and equipment	(45)	(208)	(55)	(272)
Equity-based compensation expense	1,062	1,062	3,186	3,186
Excess tax benefits from equity-based compensation	—	—	(3,168)	—
Loss on early debt extinguishment	29,519	1,561	29,641	6,733
Equity in earnings of unconsolidated subsidiary	(68)	(90)	(230)	(304)
Dividends received	—	—	556	611
Deferred income taxes	88	42,939	4,319	43,146
Payment of dissenting shareholder settlement	—	—	(13,717)	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(71,543)	(25,547)	(126,506)	(68,376)
Parts and supplies inventory	(335)	(37)	(489)	351
Prepaids and other current assets	3,308	(164)	(8,997)	(6,701)
Accounts payable and accrued liabilities	32,468	33,933	22,520	60,139
Insurance accruals	5,247	2,874	1,795	(2,315)
Net cash provided by operating activities	31,722	106,116	25,625	169,247
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(19,295)	(19,126)	(45,493)	(44,311)
Proceeds from sale of property, plant and equipment	68	5,641	396	7,092
Acquisition of businesses, net of cash received	(25,935)	(19,259)	(27,358)	(20,559)
Net change in insurance collateral	3,282	(17,773)	2,880	90,601
Other investing activities	(404)	2,885	(456)	589
Net cash (used in) provided by investing activities	(42,284)	(47,632)	(70,031)	33,412
Cash Flows from Financing Activities
Envision Healthcare Corporation issuance of common stock	1,110,900	—	1,112,017	—
Borrowings under senior secured term loan facility	—	—	150,000	—
Repayments under ABL credit facility	(27,500)	—	(125,000)	—
Repayments of ABL Facility and other debt	(3,339)	(53,142)	(10,383)	(225,616)
Repayment of bonds	(450,000)	—	(450,000)	—
Equity issuance costs	(62,020)	—	(63,420)	—
Debt issue costs	—	—	(5,011)	(95)
Payment of premiums for debt extinguishment	(12,386)	—	(12,386)	(528)
Excess tax benefits from stock-based compensation	—	—	3,168	—
Repayment of equity	—	(398)	—	—
Receipts from non-controlling interest	—	—	—	6,530
Payment of dissenting shareholder settlement	—	—	(38,336)	—
Net change in bank overdrafts	(6,364)	(714)	1,686	11,455
Net cash provided by (used in) financing activities	549,291	(54,254)	562,335	(208,254)
Change in cash and cash equivalents	538,729	4,230	517,929	(5,595)
Cash and cash equivalents, beginning of period	37,032	124,198	57,832	134,023
Cash and cash equivalents, end of period	$575,761	$128,428	$575,761	$128,428

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue, net of contractual discounts	1,691,208	1,529,140	4,986,261	4,381,061
Provision for uncompensated care	(735,320)	(708,329)	(2,242,794)	(1,952,858)
Net revenue	955,888	820,811	2,743,467	2,428,203
Compensation and benefits	677,797	577,502	1,963,546	1,706,205
Operating expenses	110,404	100,617	313,075	305,005
Insurance expense	26,974	22,907	78,647	75,352
Selling, general and administrative expenses	40,731	18,541	86,518	57,670
Depreciation and amortization expense	35,175	30,592	104,552	91,844
Restructuring charges	1,319	2,028	4,988	10,751
Income from operations	63,488	68,624	192,141	181,376
Interest income from restricted assets	2	(116)	634	429
Interest expense	(39,131)	(41,322)	(117,959)	(126,288)
Realized gain on investments	158	5	276	366
Interest and other (expense) income	(52)	937	(13,022)	1,340
Loss on early debt extinguishment	—	(1,561)	(122)	(6,733)
Income before income taxes, and equity in earnings of unconsolidated subsidiary	24,465	26,567	61,948	50,490
Income tax expense	(9,816)	(11,448)	(27,782)	(21,952)
Income before equity in earnings of unconsolidated subsidiary	14,649	15,119	34,166	28,538
Equity in earnings of unconsolidated subsidiary	68	90	230	304
Net income	14,717	15,209	34,396	28,842
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(133)	471	(582)	674
Unrealized gains (losses) on derivative financial instruments	236	1,031	(42)	(234)
Comprehensive income	$14,820	$16,711	$33,772	$29,282

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,039	$57,551
Insurance collateral	29,039	24,481
Trade and other accounts receivable, net	750,484	625,413
Parts and supplies inventory	22,539	22,050
Prepaids and other current assets	28,403	23,514
Total current assets	924,504	753,009
Non-current assets:
Property, plant and equipment, net	190,837	191,864
Intangible assets, net	524,317	564,218
Insurance collateral	12,107	20,760
Goodwill	2,437,620	2,413,632
Other long-term assets	75,969	85,857
Total assets	$4,165,354	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$65,241	$53,792
Accrued liabilities	382,718	387,430
Current deferred tax liabilities	28,226	23,568
Current portion of long-term debt	12,316	12,282
Total current liabilities	488,501	477,072
Long-term debt	2,225,407	2,209,923
Long-term deferred tax liabilities	156,850	156,850
Insurance reserves and other long-term liabilities	212,176	209,593
Total liabilities	3,082,934	3,053,438
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	1,003,013	908,488
Treasury stock at cost	(1,347)	(381)
Retained earnings	75,061	61,478
Accumulated other comprehensive loss	(837)	(213)
Total Envision Healthcare Corporation equity	1,075,890	969,372
Noncontrolling interest	6,530	6,530
Total equity	1,082,420	975,902
Total liabilities and equity	$4,165,354	$4,029,340

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net income	$14,717	$15,209	$34,396	$28,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,979	34,584	115,865	104,207
Gain on disposal of property, plant and equipment	(45)	(208)	(55)	(272)
Equity-based compensation expense	1,062	1,062	3,186	3,186
Excess tax benefits from equity-based compensation	—	—	(3,168)	—
Loss on early debt extinguishment	—	1,561	122	6,733
Equity in earnings of unconsolidated subsidiary	(68)	(90)	(230)	(304)
Dividends received	—	—	556	611
Deferred income taxes	87	42,939	2,244	43,146
Payment of dissenting shareholder settlement	—	—	(13,717)	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(69,716)	(25,547)	(126,237)	(68,376)
Parts and supplies inventory	(335)	(37)	(489)	351
Prepaids and other current assets	5,081	(164)	(4,407)	(6,701)
Accounts payable and accrued liabilities	55,745	33,933	54,139	60,139
Insurance accruals	5,247	2,874	1,795	(2,315)
Net cash provided by operating activities	50,754	106,116	64,000	169,247
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(19,295)	(19,126)	(45,493)	(44,311)
Proceeds from sale of property, plant and equipment	68	5,641	396	7,092
Acquisition of businesses, net of cash received	(25,935)	(19,259)	(27,358)	(20,559)
Net change in insurance collateral	3,282	(17,773)	2,880	90,601
Other investing activities	(404)	2,885	(456)	589
Net cash (used in) provided by investing activities	(42,284)	(47,632)	(70,031)	33,412
Cash Flows from Financing Activities
Envision Healthcare Corporation issuance of class A common stock	—	—	1,117	—
Borrowings under senior secured term loan facility	—	—	150,000	—
Capital contributed by Parent	86,087	—	86,087	—
Net repayments under ABL credit facility	(27,500)	—	(125,000)	—
Repayments of senior secured term loan facility and other debt	(3,339)	(53,142)	(10,383)	(225,616)
Dividend paid	—	—	(20,813)	—
Debt issue costs	—	—	(5,007)	(95)
Excess tax benefits from stock-based compensation	—	—	3,168	—
Repayment of equity	—	(398)	—	(528)
Receipts from non-controlling interest	—	—	—	6,530
Payment of dissenting shareholder settlement	—	—	(38,336)	—
Net change in bank overdrafts	(6,431)	(714)	1,686	11,455
Net cash provided by (used in) financing activities	48,817	(54,254)	42,519	(208,254)
Change in cash and cash equivalents	57,287	4,230	36,488	(5,595)
Cash and cash equivalents, beginning of period	36,752	124,198	57,551	134,023
Cash and cash equivalents, end of period	$94,039	$128,428	$94,039	$128,428

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.     General

Basis of Presentation of Financial Statements

Envision Healthcare Holdings, Inc. (“Holding”) indirectly owns all of the outstanding common stock of Envision Healthcare Corporation (“Corporation”).  In June 2013, CDRT Holding Corporation’s name was changed to Envision Healthcare Holdings, Inc. and Emergency Medical Services Corporation’s name was changed to Envision Healthcare Corporation.

The accompanying interim consolidated financial statements for Holding and Corporation have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, the consolidated financial statements of Holding and Corporation (together the “Company” or “EVHC”) include all normal recurring adjustments necessary for a fair presentation of the periods presented.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. For further information on Holding’s significant accounting policies and other information, see Holding’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2012, which includes all disclosures required by GAAP, included in the Registration Statement (File No. 333-189292) (“Holding’s Registration Statement”) which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2013 for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”).  See Note 2 for further information on Holding’s initial public offering and its equity.  For further information on Corporation’s significant accounting policies and other information, see Corporation’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2012, which includes all disclosures required by GAAP, included in Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

On July 29, 2013, Holding effected a 9.3 for 1.0 stock split of Holding’s common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares.  The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”), its facility-based physician services segment, and American Medical Response, Inc. (“AMR”), its medical transportation services segment.

2.              Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of Holding include all of its wholly-owned subsidiaries, including Corporation and its respective subsidiaries and affiliated physician groups.  The consolidated financial statements of Corporation, include all of its wholly-owned subsidiaries, including EmCare and AMR and their respective subsidiaries, and affiliated physician groups.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements including, but not limited to, estimates and assumptions for accounts receivable and insurance related reserves. Actual results may differ from those estimates under different assumptions or conditions.

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  Insurance collateral also includes a receivable from insurers of $1.3 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively, for liabilities in excess of our self-insured retention.

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported.  The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns and legal costs, and changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate of 1.5%. General liability claims are not discounted.

The Company’s most recent actuarial valuation was completed in September 2013. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities of $1.6 million and $1.2 million during the three and nine month periods ended September 30, 2013, respectively, compared to increases of $0.9 million and $0.3 million for three and nine month periods ended September 30, 2012, respectively, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $192.8 million and $189.4 million as of September 30, 2013 and December 31, 2012, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee for service charges as of December 31, 2012 was equal to approximately 97% and 93% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances are as follows:

	September 30, 2013	December 31, 2012
Gross trade accounts receivable	$3,570,888	$3,085,758
Allowance for contractual discounts	1,826,881	1,619,488
Allowance for uncompensated care	993,881	841,754
Net trade accounts receivable	750,126	624,516
Other receivables, net	358	897
Net accounts receivable — Corporation	750,484	625,413
Other receivables, net — adjustment for Holding	—	(269)
Net accounts receivable — Holding	$750,484	$625,144

Other receivables primarily represent EmCare hospital subsidies and fees, and AMR fees for stand-by and special events and subsidies from community organizations.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix. These allowances are reviewed and adjusted monthly through revenue provisions. In addition, a look-back analysis is done, typically after 15 months, to compare actual cash collected on a date of service basis to the revenue recorded for that period. Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a revenue adjustment in the current period.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience. The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates. The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients. AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

Business Combinations

Assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the acquisition consideration over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the acquisition consideration allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care, or bad debt expense, are related principally to the number of self-pay patients treated in the period and are based primarily on historical collection experience to reduce revenues net of contractual discounts to the estimated amounts the Company expects to collect. Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR.

The majority of the patients the Company treats are for the provision of emergency care in the pre-hospital and hospital settings. Due to federal government regulations governing the provision of such care, the Company is obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While the Company attempts to obtain all relevant billing information at the time the patient is within our care, there are numerous patient encounters where such information is not available. In such cases, the Company’s billing operations will initially classify these patients as self-pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after these self-pay patients have been treated, the billing staff may identify the appropriate insurance or other third-party payor and re-assign the account from a self-pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self-pay, the billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written-off and sent to a collection agency. The Company’s revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of accounts receivable.

Net revenue for the three and nine month periods ended September 30, 2013 and 2012 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fee-for-service revenue, net of contractuals:
Medicare	$231,042	$195,111	$700,823	$577,311
Medicaid	51,991	47,723	155,055	141,050
Commercial insurance and managed care	590,924	541,542	1,719,642	1,559,170
Self-pay	645,774	611,508	1,964,068	1,703,304
Sub-total	1,519,731	1,395,884	4,539,588	3,980,835
Subsidies and fees	171,477	133,256	446,673	400,226
Revenue, net of contractuals	1,691,208	1,529,140	4,986,261	4,381,061
Provision for uncompensated care	(735,320)	(708,329)	(2,242,794)	(1,952,858)
Net revenue	$955,888	$820,811	$2,743,467	$2,428,203

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments in the aggregate resulted in an increase of $1.1 million and a reduction of $1.6 million to the contractual discount or uncompensated care provisions for the three months ended September 30, 2013 and 2012, respectively, and an increase of $0.2 million and a reduction of $6.3 million to the contractual discount or uncompensated care provisions for the nine months ended September 30, 2013 and 2012, respectively.

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay.  Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

Equity Structure and Initial Public Offering — Holding

On August 13, 2013, Holding’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock.  Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, which were sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million.  At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to Clayton, Dubilier & Rice, LLC (“CD&R”) in connection with the termination of a consulting agreement with Holding and Corporation (“Consulting Agreement”) which was recorded to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operation, see Note 12.  As of September 30, 2013, approximately $1.6 million of these expenses have not been paid.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, and (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings.  The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

Equity Structure — Corporation

On February 13, 2011, Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Envision Healthcare Intermediate Corporation (“Parent”), formerly known as CDRT Acquisition Corporation, and CDRT Merger Sub, Inc. (“Merger Sub”), formerly a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub merged with and into Corporation, with Corporation as the surviving corporation and a wholly owned subsidiary of Parent on May 25, 2011. Immediately following the Merger, all of the outstanding common stock of Parent was owned by Holding, which is owned by affiliates of CD&R and members of management and directors of Corporation.

Prior to the Merger, Corporation acted as the general partner and majority equity holder of EMS LP, with the balance of the EMS LP equity held by persons affiliated with Corporation’s previous principal equity holder. The EMS LP equity was exchangeable at any time for shares of Corporation’s common stock, and holders of the LP exchangeable units had the right to vote at stockholder meetings with limited exceptions. Accordingly, prior to the Merger, Corporation accounted for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of Corporation’s balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

On May 25, 2011, in connection with the Merger, the equity structure of Holding was altered as follows:

•                  LP units of the entity formerly known as EMS LP were exchanged for Corporation common stock;

•                  outstanding shares of Corporation common stock were converted into the right to receive $6.88 per share in cash, without interest and less any applicable withholding taxes;

•                  options to purchase shares of Corporation common stock (other than options that were rolled over by certain members of management as described below), vested or unvested, were cancelled and each option was converted into the right to receive a cash payment equal to the excess (if any) of $6.88 per share over the exercise price per share of the option times the number of shares subject to the option, without interest and less any applicable withholding taxes;

•                  restricted shares, vested or unvested, were fully vested at the effective time and canceled and extinguished and each restricted share was converted into the right to receive $6.88 per share in cash, without interest and less any applicable withholding taxes;

•                  restricted stock units, vested or unvested, were cancelled and extinguished, and each restricted stock unit was converted into the right to receive a cash payment equal to $6.88 per share times the number of shares of Corporation common stock subject to such restricted stock units, without interest and less any applicable withholding taxes;

•                  investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, CD&R invested $887.1 million in the common stock of Holding, the proceeds of which were contributed to Parent, and the remainder of the acquisition consideration for the Merger was funded through a variety of debt instruments;

•                  certain members of our management rolled over existing options to purchase Corporation common stock with an aggregate value of $28.3 million, based on the Merger consideration price, into options to purchase common stock of Holding; and

•                  Merger Sub merged with and into Corporation, with Corporation as the surviving corporation.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments.  Based on management’s estimates, the carrying value of these financial instruments approximates their fair value as of September 30, 2013 and December 31, 2012.  Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States.  A significant component of the Company’s revenue is derived from Medicare and Medicaid.  Given that these are government programs, the credit risk for these customers is considered low.  The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable.  The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information.  For the nine months ended September 30, 2013, the Company derived approximately 28% of its revenue from Medicare and Medicaid, 68% from insurance providers and contracted payors, and 4% directly from patients.

The Company estimates the fair value of its fixed rate senior subordinated notes based on quoted market prices (Level 1).  The estimated fair value of the senior subordinated notes at September 30, 2013 was approximately $1,029.1 million with a carrying value of $950.0 million.  EMCA Insurance Company, Ltd. held $15 million of the senior subordinated notes at September 30, 2013.

Fair Value Measurement

The Company classifies its financial instruments that are reported at fair value based on a hierarchal framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities, which include investments held in connection with the Company’s captive insurance program.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include fixed income mortgage backed securities, corporate bonds, and derivatives.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 4.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$18,053	$517	$—	$18,570	$22,870	$788	$—	$23,658
Fuel hedge	$—	$538	$—	$538	$—	$631	$—	$631
Liabilities:
Contingent consideration	$—	$—	$9,401	$9,401	$—	$—	$4,401	$4,401
Interest rate swap	$—	$3,453	$—	$3,453	$—	$4,586	$—	$4,586

The contingent consideration balance classified as a Level 3 liability has increased by $5.0 million since December 31, 2012 due to recent acquisitions.

During the nine months ended September 30, 2013, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except if such a deferred tax asset is unavailable at the reporting date.  If a deferred tax asset is unavailable at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013.  We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).

ASU 2013-02 requires the following:

•                  present separately for each component of other comprehensive income, current period reclassifications out of AOCI and other amounts of current-period other comprehensive income; and

•                  separately provide information about the effects on net income of significant amounts reclassified out of each component of AOCI if those amounts all are required to be reclassified to net income in their entirety in the same reporting period.

The Company adopted this new guidance effective January 1, 2013 by adding disclosure in Note 8, Changes in Accumulated Other Comprehensive Income by Component.

3.              Basic and Diluted Net (Loss) Income Per Share

Holding presents both basic (loss) earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net (loss) income” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of Holding’s common stock.  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(7,663)	$15,209	$(1,913)	$28,842

Weighted-average common shares outstanding — common stock:
Basic	157,282,885	130,230,634	139,969,940	130,219,651
Dilutive impact of stock awards outstanding	—	3,233,248	—	2,260,170
Diluted	157,282,885	133,463,882	139,969,940	132,479,821

Earnings per share — common stock:
Basic net (loss) income per common share	$(0.05)	$0.12	$(0.01)	$0.22
Diluted net (loss) income per common share	$(0.05)	$0.11	$(0.01)	$0.22

Holding had a net loss for the three and nine month periods ended September 30, 2013, therefore, the effect of stock awards to purchase common stock of 6,088,252 and 8,663,107, respectively, is excluded from the computations of diluted loss per share since the effect is anti-dilutive.  As of September 30, 2012, there was no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4.              Acquisitions

During the quarter ended September 30, 2013, indirect, wholly-owned subsidiaries of the Company completed the acquisitions of CMORx, LLC, which provides clinical management software, each of T.M.S. Management Group, Inc. and Transportation Management Services of Brevard, Inc., two related corporations that manage the provision of non-emergency medical transportation services by third-party transportation service providers, and a clinical affiliate acquired certain assets of Jacksonville Emergency Consultants P.A., which provides facility based physician staffing in northern Florida, for a combined purchase price of $26.4 million.  At September 30, 2013, the Company recorded $24.4 million to goodwill, $3.9 million to intangible assets, $1.6 million to property, plant, and equipment, and $3.5 million to net current liabilities, which are subject to adjustment based upon the completion of purchase price allocations.

During the nine months ended September 30, 2013, the Company made purchase price allocation adjustments related to the acquisitions of Guardian Healthcare Group, Inc. (“Guardian”), the management services companies of NightRays, P.A (“NightRays”), and Saint Vincent Anesthesia Medical Group, Inc. / Golden State Anesthesia Consultants, Inc. These adjustments included reclassifications from goodwill to intangible assets of $8.7 million and $4.3 million for Guardian and NightRays, respectively, a deferred tax liability increase of $3.3 million and other adjustments to opening balances for assets and liabilities.

5.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Accrued wages and benefits	$156,950	$136,334
Accrued paid time-off	27,267	25,626
Current portion of self-insurance reserves	47,902	49,224
Accrued restructuring	6,504	12,318
Current portion of compliance and legal	6,166	3,711
Accrued billing and collection fees	3,263	4,945
Accrued incentive compensation	20,249	22,274
Accrued interest	27,660	7,889
Accrued income taxes	30,114	19,487
Accrued dissenting shareholder settlement	—	41,826
Other	56,643	63,796
Total accrued liabilities — Corporation	$382,718	$387,430
Adjustments for Holding:
Accrued interest	—	10,406
Accrued income taxes	(30,114)	(8,901)
Total accrued liabilities — Holding	$352,604	$388,935

6.              Long-Term Debt

Long-term debt and capital leases consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Senior subordinated unsecured notes due 2019	$950,000	$950,000
Senior subordinated unsecured notes purchased by the Company’s subsidiary	(15,000)	(15,000)
Senior secured term loan due 2018 (4.00% at September 30, 2013)	1,301,475	1,160,609
ABL Facility	—	125,000
Notes due at various dates from 2013 to 2022 with interest rates from 6% to 10%	861	1,149
Capital lease obligations due at various dates from 2013 to 2018	387	447
	2,237,723	2,222,205
Less current portion	(12,316)	(12,282)
Total long-term debt — Corporation	$2,225,407	$2,209,923
Senior PIK Toggle Notes due 2017	—	437,175
Total long-term debt — Holding	$2,225,407	$2,647,098

On February 7, 2013, Corporation entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement dated as of May 25, 2011. Under the Term Loan Amendment, Corporation incurred an additional $150.0 million in incremental borrowings under the seven-year senior secured term loan facility (the, “Term Loan Facility”), the proceeds of which were used to pay down Corporation’s five-year senior secured asset-based loan facility (the “ABL Facility”), and, together with the Term Loan Facility, the “Credit Facilities”). In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR”) and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00).  Corporation wrote off $0.1 million of unamortized debt issuance costs as a result of this modification.

On February 27, 2013, Corporation entered into a First Amendment (the “ABL Amendment”) to the credit agreement governing the ABL Facility, under which Corporation increased its commitments under the ABL Facility to $450.0 million. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

Corporation recorded $5.0 million of debt issuance expense related to these amendments.

On August 30, 2013, Holding redeemed all of the Senior PIK Toggle Notes due 2017 at a redemption price equal to 102.75% of the aggregate principal amount of the Senior PIK Toggle Notes due 2017, plus accrued and unpaid interest of $17.2 million.  During the three and nine months ended September 30, 2013, Holding recorded $29.5 million in premiums and deferred financing costs related to the redemption of the Senior PIK Toggle Notes due 2017 as “Loss on early debt extinguishment” on Holding’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the second quarter of 2012, the Company’s captive insurance subsidiary purchased and currently holds $15.0 million of our 8.125% senior subordinated unsecured notes due 2019 through an open market transaction.

7.             Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in fuel prices and interest rates and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

At September 30, 2013, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.65 to $4.02 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.4 million gallons, which represents approximately 27.2% of the Company’s total estimated usage during the periods hedged, and are spread over periods from October 2013 through December 2014. As of September 30, 2013, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.5 million, compared to an asset of $0.6 million as of December 31, 2012. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.1 million and $0.4 million for each of the three and nine month periods ended September 30, 2013, zero and $0.8 million for the three and nine months ended September 30, 2012.  Over the next 12 months, the Company expects to reclassify $0.4 million of deferred gain from AOCI as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $3.5 million as of September 30, 2013, compared to $4.6 million as of December 31, 2012.  Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million and $1.5 million for each of the three and nine month periods ended September 30, 2013. There were no payments made or received under these hedge agreements as of September 30, 2012. Over the next 12 months, the Company expects to reclassify $2.0 million of deferred loss from AOCI to interest expense as the related interest rate swap transactions mature.

8.              Changes in Accumulated Other Comprehensive Income by Component

The following table summarizes the changes in the Company’s AOCI by component for the nine months ended September 30, 2013.  All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of December 31, 2012	$1,057	$(2,861)	$1,591	$(213)
Other comprehensive income before reclassifications	(546)	(222)	(410)	(1,178)
Amounts reclassified from accumulated other comprehensive income	(203)	929	(172)	554
Net current-period other comprehensive income	(749)	707	(582)	(624)
Balance as of September 30, 2013	$308	$(2,154)	$1,009	$(837)

The following table shows the line item on the Consolidated Statements of Operations affected by reclassifications out of AOCI.

	Amount reclassified from AOCI
	Quarter ended September 30,	Nine months ended September 30,	Affected line item on the
Details about AOCI components	2013	2013	Statement of Operations
Gains and losses on cash flow hedges
Fuel hedge	$106	$326	Operating expenses
Interest rate swap	(502)	(1,489)	Interest expense
	(396)	(1,163)	Total before tax
	149	437	Tax benefit
	$(247)	$(726)	Net of tax

Unrealized holding gains on available-for-sale securities	$158	$276	Realized gain on investments
	158	276	Total before tax
	(59)	(104)	Tax expense
	$99	$172	Net of tax

9.              Restructuring Charges

The Company recorded a restructuring charge of $1.3 million and $5.0 million during the three and nine months ended September 30, 2013, respectively, and $2.0 million and $10.8 million during the three and nine months ended September 30, 2012, respectively related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions. Payments currently under this plan are expected to be complete by March 2015. The accrued restructuring liability at September 30, 2013 of $6.5 million includes lease abandonment accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Balance as of December 31, 2012	$6,295	$4,058	$10,353
Incurred	1,885	3,107	4,992
Paid	(5,902)	(4,064)	(9,966)
Balance as of September 30, 2013	$2,278	$3,101	$5,379

10.       Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain assets under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kickback or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government agencies in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the Office of Inspector General of the Department of Health and Human Services (“OIG”) in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five- year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR’s services in New York, although the obligations of the Company’s compliance program will remain in effect following the expected divestiture. The divesture was completed on July 1, 2013.

In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) seeking certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside. The California Attorney General’s Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, AMR was notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

Other Legal Matters

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

Merion Capital, L.P. (“Merion”), a former stockholder of Corporation, filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in Corporation prior to the Merger. During the nine months ended September 30, 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company. $13.7 million of this payment is included in cash flows from operations and $38.3 million is included in cash flows from financing activities on the statements of cash flows for the nine months ended September 30, 2013.

On August 7, 2012, EmCare received a subpoena from the OIG. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

On February 5, 2013, AMR’s Air Ambulance Specialists, Inc. subsidiary received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare’s relationship with Community Health Services, Inc. (“CHS”). The Company intends to cooperate with the government during its investigation. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

11.       Equity Based Compensation

Holding established a stock compensation plan (“Stock Compensation Plan”) after the Merger whereby certain members of management, officers and directors were awarded stock options in Holding. These options have a $3.69 strike price, which was reduced from the original strike price of $6.88 in connection with a dividend paid by Holding in October 2012.  They vest ratably through December 2015 and have a maximum term of 10 years. A compensation charge of $1.1 million and $3.2 million was recorded for the three and nine months ended September 30, 2013, respectively, compared to compensation charges of $1.1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively.

Our external directors elected to receive part of their director fees in the form of restricted stock units (“RSUs”). As of September 30, 2013, the Company had granted 36,679 RSUs based on a market price of $6.88 per share, 7,328 RSUs based on a market price of $8.60 per share, 25,052 RSUs based on a market price of $5.41 per share, 9,214 RSUs based on a market price of $7.85 per share, and 641 RSUs based on a market price of $23.00 per share as annual director fees. The RSUs are fully vested when granted.

Upon completion of Holding’s initial public offering, the Stock Compensation Plan terminated and a new stock compensation plan was adopted (“Omnibus Incentive Plan”), pursuant to which the Company will make grants of incentive compensation to its directors, officers and other employees.  Under the terms of the Omnibus Incentive Plan, each non-employee director will receive a cash award in addition to an annual award of RSUs with a fair market value equal to $100,000 on the date of grant.  There were no grants awarded to non-employee directors under the Omnibus Incentive Plan as of September 30, 2013.

12.       Related Party Transactions

Holding and Corporation were party to the Consulting Agreement with CD&R, pursuant to which CD&R provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. The Company expensed $20.6 million and $23.1 million for the three and nine months ended September 30, 2013, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, in respect of this fee.  During the quarter ended September 30, 2013, the Company made a $20.0 million payment to CD&R with proceeds received from the initial public offering of Common Stock of Holding to terminate the Consulting Agreement.

On April 1, 2013, Corporation declared and paid a dividend to Parent which in turn paid a dividend to Holding in the amount of $20.8 million.  These funds were used by Holding to pay interest due on Holding’s Senior PIK Toggle Notes due 2017.

During the quarter ended September 30, 2013, Holding made an $86.1 million distribution to Corporation with proceeds received from the initial public offering of Common Stock of Holding to pay off debt and for other general corporate purposes.

13.       Variable Interest Entities

GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIEs”) to be consolidated if an entity’s interest in the VIE has specific characteristics including: voting rights not proportional to ownership and the right to receive a majority of expected income or absorb a majority of expected losses. In addition, the entity exposed to the majority of the risks and rewards associated with the VIE is deemed its primary beneficiary and must consolidate the entity.

EmCare entered into an agreement in 2011 with an indirect wholly-owned subsidiary of HCA Holdings Inc. to form an entity which would provide physician services to various healthcare facilities (“HCA-EmCare JV”). HCA-EmCare JV began providing services to healthcare facilities during the first quarter of 2012 and meets the definition of a VIE. The Company determined that, although EmCare only holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

•                  EmCare provides management services to HCA-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of HCA-EmCare JV’s activities involve EmCare; and

•                  as payment for management services, EmCare is entitled to receive a base management fee from HCA-EmCare JV as well as a bonus management fee.

The following is a summary of the HCA-EmCare JV assets and liabilities as of September 30, 2013 and December 31, 2012, which are included in the Company’s consolidated financial statements.

	September 30,	December 31,
	2013	2012
Current assets	$67,238,293	$33,141,502
Current liabilities	46,290,990	20,081,084

14.       Segment Information

The Company is organized around two separately managed business units: outsourced facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments (“ED”) and urgent care centers, as well as for hospitalist/inpatient, radiology, tele-radiology, anesthesiology and surgery services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net (loss) income before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), interest and other income (expense), loss on early debt extinguishment, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger. The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2013 and 2012:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Facility-Based Physician Services
Net revenue	$605,105	$485,936	$1,729,158	$1,403,792
Segment Adjusted EBITDA	82,032	68,750	218,767	189,231
Medical Transportation Services
Net revenue	350,783	334,875	1,014,309	1,024,411
Segment Adjusted EBITDA	39,623	34,690	109,843	102,105
Total
Total net revenue	955,888	820,811	2,743,467	2,428,203
Total Segment Adjusted EBITDA — Corporation	121,655	103,440	328,610	291,336
Other operating income (expenses) — Holding	15	—	(73)	—
Total Segment Adjusted EBITDA — Holding	121,670	103,440	328,537	291,336
Reconciliation of Adjusted EBITDA to Net Income
Segment Adjusted EBITDA — Corporation	$121,655	$103,440	$328,610	$291,336
Depreciation and amortization expense	(35,175)	(30,592)	(104,552)	(91,844)
Restructuring charges	(1,319)	(2,028)	(4,988)	(10,751)
Equity-based compensation expense	(1,062)	(1,062)	(3,186)	(3,186)
Related party management fees	(20,609)	(1,250)	(23,109)	(3,750)
Interest expense	(39,131)	(41,322)	(117,959)	(126,288)
Realized gain on investments	158	5	276	366
Interest and other (expense) income	(52)	937	(13,022)	1,340
Loss on early debt extinguishment	—	(1,561)	(122)	(6,733)
Income tax expense	(9,816)	(11,448)	(27,782)	(21,952)
Equity in earnings of unconsolidated subsidiary	68	90	230	304
Net income — Corporation	$14,717	$15,209	$34,396	$28,842
Adjustments for Holding:
Other operating income (expenses)	15	—	(73)	—
Loss on early debt extinguishment	(29,519)	—	(29,519)	—
Interest expense	(7,641)	—	(30,567)	—
Income tax benefit	14,765	—	23,850	—
Net (loss) income — Holding	$(7,663)	$15,209	$(1,913)	$28,842

A reconciliation of Segment Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA — Corporation	$121,655	$103,440	$328,610	$291,336
Related party management fees	(20,609)	(1,250)	(23,109)	(3,750)
Restructuring charges	(1,319)	(2,028)	(4,988)	(10,751)
Interest expense (less deferred loan fee amortization)	(35,303)	(37,328)	(106,644)	(113,923)
Payment of dissenting shareholder settlement	—	—	(13,717)	—
Change in accounts receivable	(69,716)	(25,547)	(126,237)	(68,376)
Change in other operating assets/liabilities	65,738	36,606	51,038	51,474
Excess tax benefits from equity-based compensation	—	—	(3,168)	—
Interest and other income (expense)	(52)	937	(13,022)	1,340
Income tax benefit (expense), net of change in deferred taxes	(9,729)	31,491	(25,538)	21,194
Other	89	(205)	775	703
Cash flows provided by operating activities - Corporation	$50,754	$106,116	$64,000	$169,247
Adjustments for Holding:
Other operating income (expenses)	15	—	(73)	—
Interest expense (less deferred loan fee amortization)	(6,936)	—	(27,749)	—
Change in accounts receivable	(1,827)	—	(269)	—
Change in other operating assets/liabilities	(25,050)	—	(36,209)	—
Income tax benefit, net of change in deferred taxes	14,766	—	25,925	—
Cash flows provided by operating activities — Holding	$31,722	$106,116	$25,625	$169,247

15.                 Guarantors of Debt

Corporation is the issuer of the senior unsecured notes and the borrower under the Credit Facilities. The senior unsecured notes and the Credit Facilities are guaranteed by each of Corporation’s domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including Corporation’s captive insurance subsidiary. All of the operating income and cash flow of Corporation is generated by EmCare, AMR and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior unsecured notes and the Credit Facilities are provided by the distributions or advances from the subsidiary companies, EmCare and AMR. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate Corporation and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of Corporation and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of Corporation or the subsidiary guarantors.

Corporation’s payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by Corporation, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of Corporation, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of Corporation’s obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

The condensed consolidating financial statements for Corporation, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	For the three months ended September 30, 2013
		Subsidiary	Subsidiary	Eliminations/
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$955,403	$19,415	$(18,930)	$955,888
Compensation and benefits	—	677,618	179	—	677,797
Operating expenses	—	110,396	8	—	110,404
Insurance expense	—	30,841	15,063	(18,930)	26,974
Selling, general and administrative expenses	—	40,714	17	—	40,731
Depreciation and amortization expense	—	35,171	4	—	35,175
Restructuring charges	—	1,319	—	—	1,319
Income from operations	—	59,344	4,144	—	63,488
Interest (loss) income from restricted assets	—	2	—	—	2
Interest expense	—	(39,131)	—	—	(39,131)
Realized (loss) gain on investments	—	158	—	—	158
Interest and other expense	—	(6)	(46)	—	(52)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	20,367	4,098	—	24,465
Income tax expense	—	(9,811)	(5)	—	(9,816)
Income before equity in earnings of unconsolidated subsidiary	—	10,556	4,093	—	14,649
Equity in earnings of unconsolidated subsidiary	14,717	—	68	(14,717)	68
Net income (loss)	$14,717	$10,556	$4,161	$(14,717)	$14,717

	For the three months ended September 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$820,352	$18,708	$(18,249)	$820,811
Compensation and benefits	—	577,347	155	—	577,502
Operating expenses	—	100,609	8	—	100,617
Insurance expense	—	21,187	19,969	(18,249)	22,907
Selling, general and administrative expenses	—	18,534	7	—	18,541
Depreciation and amortization expense	—	30,592	—	—	30,592
Restructuring charges	—	2,028	—	—	2,028
Income from operations	—	70,055	(1,431)	—	68,624
Interest income from restricted assets	—	(1,817)	1,701	—	(116)
Interest expense	—	(41,322)	—	—	(41,322)
Realized gain on investments	—	(1)	6	—	5
Interest and other income	—	973	(36)	—	937
Loss on early debt extinguishment	—	(1,561)	—	—	(1,561)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	26,327	240	—	26,567
Income tax expense	—	(11,443)	(5)	—	(11,448)
Income before equity in earnings of unconsolidated subsidiary	—	14,884	235	—	15,119
Equity in earnings of unconsolidated subsidiary	15,209	—	90	(15,209)	90
Net income (loss)	$15,209	$14,884	$325	$(15,209)	$15,209

	For the nine months ended September 30, 2013
		Subsidiary	Subsidiary	Eliminations/
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$2,742,003	$57,024	$(55,560)	$2,743,467
Compensation and benefits	—	1,963,022	524	—	1,963,546
Operating expenses	—	313,055	20	—	313,075
Insurance expense	—	78,623	55,584	(55,560)	78,647
Selling, general and administrative expenses	—	86,476	42	—	86,518
Depreciation and amortization expense	—	104,538	14	—	104,552
Restructuring charges	—	4,988	—	—	4,988
Income from operations	—	191,301	840	—	192,141
Interest (loss) income from restricted assets	—	(3,002)	3,636	—	634
Interest expense	—	(117,959)	—	—	(117,959)
Realized (loss) gain on investments	—	37	239	—	276
Interest and other expense	—	(12,913)	(109)	—	(13,022)
Loss on early debt extinguishment	—	(122)	—	—	(122)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	57,342	4,606	—	61,948
Income tax expense	—	(27,765)	(17)	—	(27,782)
Income before equity in earnings of unconsolidated subsidiary	—	29,577	4,589	—	34,166
Equity in earnings of unconsolidated subsidiary	34,396	—	230	(34,396)	230
Net income (loss)	$34,396	$29,577	$4,819	$(34,396)	$34,396

	For the nine months ended September 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$2,426,835	$56,650	$(55,282)	$2,428,203
Compensation and benefits	—	1,705,758	447	—	1,706,205
Operating expenses	—	304,991	14	—	305,005
Insurance expense	—	70,435	60,199	(55,282)	75,352
Selling, general and administrative expenses	—	57,655	15	—	57,670
Depreciation and amortization expense	—	91,844	—	—	91,844
Restructuring charges	—	10,751	—	—	10,751
Income from operations	—	185,401	(4,025)	—	181,376
Interest income from restricted assets	—	(2,908)	3,337	—	429
Interest expense	—	(126,288)	—	—	(126,288)
Realized gain on investments	—	(1,176)	1,542	—	366
Interest and other income (expense)	—	1,463	(123)	—	1,340
Loss on early debt extinguishment	—	(6,733)	—	—	(6,733)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	49,759	731	—	50,490
Income tax expense	—	(21,937)	(15)	—	(21,952)
Income before equity in earnings of unconsolidated subsidiary	—	27,822	716	—	28,538
Equity in earnings of unconsolidated subsidiary	28,842	—	304	(28,842)	304
Net income (loss)	$28,842	$27,822	$1,020	$(28,842)	$28,842

Consolidating Balance Sheet

As of September 30, 2013

		Subsidiary	Subsidiary	Eliminations/
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$52,624	$56,415	$(15,000)	$94,039
Insurance collateral	—	9,431	73,500	(53,892)	29,039
Trade and other accounts receivable, net	—	748,544	3,614	(1,674)	750,484
Parts and supplies inventory	—	22,526	13	—	22,539
Prepaids and other current assets	4,323	23,628	452	—	28,403
Current deferred tax assets	—	—	3,515	(3,515)	—
Current assets	4,323	856,753	137,509	(74,081)	924,504
Non-current assets:
Property, plant, and equipment, net	—	190,837	—	—	190,837
Intercompany receivable	2,253,808	—	10,383	(2,264,191)	—
Intangible assets, net	—	524,317	—	—	524,317
Non-current deferred tax assets	—	—	3,125	(3,125)	—
Insurance collateral	—	72,015	12,107	(72,015)	12,107
Goodwill	—	2,440,476	125	(2,981)	2,437,620
Other long-term assets	66,753	—	1,252	7,964	75,969
Investment and advances in subsidiaries	1,033,139	4,379	6,998	(1,044,516)	—
Assets	$3,358,023	$4,088,777	$171,499	$(3,452,945)	$4,165,354
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$65,107	$134	$—	$65,241
Accrued liabilities	30,657	340,355	15,093	(3,387)	382,718
Current deferred tax liabilities	—	31,741	—	(3,515)	28,226
Current portion of long-term debt	11,872	444	—	—	12,316
Current liabilities	42,529	437,647	15,227	(6,902)	488,501
Long-term debt	2,239,604	803	—	(15,000)	2,225,407
Long-term deferred tax liabilities	—	161,970	—	(5,120)	156,850
Insurance reserves and other long-term liabilities	—	184,497	151,893	(124,214)	212,176
Intercompany payable	—	2,264,191	—	(2,264,191)	—
Liabilities	2,282,133	3,049,108	167,120	(2,415,427)	3,082,934
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(1,347)	—	—	—	(1,347)
Additional paid-in capital	1,003,013	963,264	—	(963,264)	1,003,013
Retained earnings	75,061	71,925	3,136	(75,061)	75,061
Accumulated other comprehensive loss	(837)	(2,050)	1,213	837	(837)
Total Corporation equity	1,075,890	1,033,139	4,379	(1,037,518)	1,075,890
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	1,075,890	1,039,669	1,243	(1,037,518)	1,082,420
Liabilities and Equity	$3,358,023	$4,088,777	$171,499	$(3,452,945)	$4,165,354

Consolidating Balance Sheet

As of December 31, 2012

	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,924	$65,627	$(15,000)	$57,551
Insurance collateral	—	6,626	35,975	(18,120)	24,481
Trade and other accounts receivable, net	—	623,651	3,738	(1,976)	625,413
Parts and supplies inventory	—	22,041	9	—	22,050
Prepaids and other current assets	—	23,679	297	(462)	23,514
Current deferred tax assets	—	—	3,447	(3,447)	—
Current assets	—	682,921	109,093	(39,005)	753,009
Non-current assets:
Property, plant, and equipment, net	—	191,864	—	—	191,864
Intercompany receivable	2,237,508	—	11,596	(2,249,104)	—
Intangible assets, net	—	564,218	—	—	564,218
Non-current deferred tax assets	—	—	1,097	(1,097)	—
Insurance collateral	—	65,762	5,491	(50,493)	20,760
Goodwill	—	2,416,613	—	(2,981)	2,413,632
Other long-term assets	84,538	—	1,580	(261)	85,857
Investment and advances in subsidiaries	930,119	3,001	—	(933,120)	—
Assets	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,505	$287	—	$53,792
Accrued liabilities	47,184	328,153	15,782	(3,689)	387,430
Current deferred tax liabilities	—	27,015	—	(3,447)	23,568
Current portion of long-term debt	11,871	411	—	—	12,282
Current liabilities	59,055	409,084	16,069	(7,136)	477,072
Long-term debt	2,223,738	1,185	—	(15,000)	2,209,923
Long-term deferred tax liabilities	—	159,942	—	(3,092)	156,850
Insurance reserves and other long-term liabilities	—	168,415	109,787	(68,609)	209,593
Intercompany payable	—	2,249,104	—	(2,249,104)	—
Liabilities	2,282,793	2,987,730	125,856	(2,342,941)	3,053,438
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(381)	—	—	—	(381)
Additional paid-in capital	908,488	871,306	—	(871,306)	908,488
Retained earnings	61,478	59,206	2,272	(61,478)	61,478
Accumulated other comprehensive loss	(213)	(393)	699	(306)	(213)
Total Corporation equity	969,372	930,119	3,001	(933,120)	969,372
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	969,372	936,649	3,001	(933,120)	975,902
Liabilities and Equity	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Condensed Consolidating Statement of Cash Flows

	For the nine months ended September 30, 2013
		Subsidiary	Subsidiary
	Corporation	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$91,441	$(34,489)	$56,952
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(45,493)	—	(45,493)
Proceeds from sale of property, plant and equipment	—	396	—	396
Acquisition of businesses, net of cash received	—	(27,358)	—	(27,358)
Net change in insurance collateral	—	(24,102)	26,982	2,880
Other investing activities	—	(456)	—	(456)
Net cash (used in) provided by investing activities	—	(97,013)	26,982	(70,031)
Cash Flows from Financing Activities
Corporation issuance of class A common stock	1,117	—	—	1,117
Borrowings under senior secured term loan facility	150,000	—	—	150,000
Capital contributed by Holding	85,073	—	—	85,073
Repayments of senior secured term loan facility and other debt	(10,383)	—	—	(10,383)
Net payments under ABL credit facility	—	(125,000)	—	(125,000)
Debt issue costs	(5,007)	—	—	(5,007)
Excess tax benefits from stock-based compensation	—	3,168	—	3,168
Dividend paid	—	(20,813)	—	(20,813)
Payment of dissenting shareholder settlement	—	(38,336)	—	(38,336)
Net change in bank overdrafts	—	1,686	—	1,686
Net intercompany borrowings (payments)	(220,800)	222,505	(1,705)	—
Net cash (used in) provided by financing activities	—	43,210	(1,705)	41,505
Change in cash and cash equivalents	—	37,638	(9,212)	28,426
Cash and cash equivalents, beginning of period	—	6,925	50,626	57,551
Cash and cash equivalents, end of period	$—	$44,563	$41,414	$85,977

	For the nine months ended September 30, 2012
		Subsidiary	Subsidiary
	Corporation	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$223,882	$(54,635)	$169,247
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(44,311)	—	(44,311)
Proceeds from sale of property, plant and equipment	—	7,092	—	7,092
Acquisition of businesses, net of cash received	—	(20,559)	—	(20,559)
Net change in insurance collateral	—	(33,717)	124,318	90,601
Other investing activities	—	589	—	589
Net cash (used in) provided by investing activities	—	(90,906)	124,318	33,412
Cash Flows from Financing Activities
Repayments of debt and capital lease obligations	(225,616)	—	—	(225,616)
Debt issue costs	(95)	—	—	(95)
Repayment of equity	(528)	—	—	(528)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	11,455	—	11,455
Net intercompany borrowings (payments)	226,239	(199,043)	(27,196)	—
Net cash used in financing activities	—	(181,058)	(27,196)	(208,254)
Change in cash and cash equivalents	—	(48,082)	42,487	(5,595)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$56,575	$71,853	$128,428

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in our filings with the SEC from time to time, including in the section entitled “Risk Factors” in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, the factors described in “Risk Factors” in Holding’s Registration Statement, and, in the case of Holding, those described from time to time in Holding’s other filings with the SEC, and, in the case of Corporation, those described from time to time in Corporation’s other filings with the SEC.

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems or management continuity planning; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; the significant influence of the CD&R Affiliates over us; the factors discussed in “Risk Factors” in Holding’s Registration Statement; and risks related to other factors discussed in the Quarterly Report on Form 10-Q.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Holding’s Registration Statement.

Healthcare Reform

As currently enacted, the Patient Protection and Affordable Care Act (the “PPACA”), changes how health care services are delivered and reimbursed, and increases access to health insurance benefits to the uninsured and underinsured population in the United States. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion. While the PPACA will increase the likelihood that more people in the U.S. will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

Company Overview

Holding indirectly owns all of the outstanding common stock of Corporation.  In June 2013, CDRT Holding Corporation’s name was changed to Envision Healthcare Holdings, Inc., and Emergency Medical Services Corporation’s name was changed to Envision Healthcare Corporation.

On July 29, 2013, Holding effected a 9.3 for 1.0 stock split of Holding’s common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares.  The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

On August 13, 2013, Holding’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock.  Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million.  At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement which was recorded to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operation.  As of September 30, 2013, approximately $1.6 million of these expenses have not been paid.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, and (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings.  The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

On May 25, 2011, Corporation merged with affiliates of CD&R, and became a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation, in turn a wholly-owned subsidiary of Holding.

We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/ inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community-based medical transportation services, including emergency ‘‘911’’, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

The Company applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third-party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement.

The following table summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and nine months ended September 30, 2013 and 2012. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.  As illustrated below, commercial insurance and managed care has consistently represented our largest payor group based on net revenue.  Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 17%-20% of our total patient volume, but only 4%-5% of our total cash collections.  EmCare’s ED volume is approximately 20% self-pay and AMR’s ambulance volume is approximately 19% self-pay.  The decrease in self-pay as a percentage of total revenue is due to additional EmCare service lines with lower self-pay, including our post-acute care services.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Medicare	21.2%	20.4%	22.5%	20.5%	25.4%	25.2%	26.0%	25.8%
Medicaid	4.8	4.9	5.0	5.0	10.5	10.7	10.5	10.9
Commercial insurance and managed care	52.2	53.3	52.1	52.5	46.1	45.0	46.1	45.1
Self-pay	4.2	4.3	4.3	5.0	18.0	19.1	17.4	18.2
Fees/other	7.6	6.4	5.8	6.8	—	—	—	—
Subsidies	10.0	10.7	10.3	10.2	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2013, approximately 73% was derived from our hospital contracts for ED staffing, 11% from contracts related to anesthesiology services, 6% from our hospitalist/inpatient services, 5% from our post-acute care services, 2% from our radiology/teleradiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 83% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 17% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

•                        Patient encounters. We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories — ED visits, hospitalist encounters, radiology reads, and anesthesiology cases — due to the differences in reimbursement rates for and associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs.  In calculating “weighted patient encounters”, each radiology read and anesthesiology case is not counted as a full patient encounter as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

•                        Number of contracts. This reflects the number of contractual relationships we have for outsourced ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on ‘‘net new contracts,’’ which is the difference between total new contracts and contracts that have terminated.

•                        Revenue per patient encounter. This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient encounters under our ‘‘same store’’ contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include:

(i) the timing, location and severity of influenza, allergens, and other annually recurring viruses and

(ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include:

•                        Provider compensation per hour of coverage. Provider compensation per hour of coverage includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per hour of coverage enables us to monitor our most significant cost in performing services under our contracts.

•                        Professional liability costs. These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

EmCare’s business is not as capital intensive as AMR’s and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

Approximately 87% of AMR’s net revenue for the nine months ended September 30, 2013 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include:

•                        Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories — ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports — due to the differences in reimbursement rates for and associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.  In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

•                        Net revenue per transport. Net revenue per transport reflects the expected net revenue for each transport based on gross billings less provisions for contractual discounts and estimated uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region’s health status and/or infrastructure and (iii) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include:

•                  Unit hours and cost per unit hour. Our measurement of a unit hour is based on a fully staffed ambulance or wheelchair van for one operating hour. We use unit hours and cost per unit hour to measure compensation-related costs and the efficiency of our deployed resources. We monitor unit hours and cost per unit hour on a combined basis, as well as on a segregated basis between ambulance and wheelchair transports.

•                  Operating costs per transport. Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs, but excluding compensation-related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

•                  Accident and insurance claims. We monitor the number and magnitude of all accident and insurance claims in order to measure the effectiveness of our risk management programs. Depending on the type of claim (workers compensation, auto, general or professional liability), we monitor our performance by utilizing various bases of measurement, such as net revenue, miles driven, number of vehicles operated, compensation dollars, and number of transports.

We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of equipment to reduce lifting injuries and other risk mitigation processes.

AMR’s business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, medical equipment, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Factors Affecting Operating Results

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal (“RFP”) and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.7% and 14.1% of AMR’s operating expenses for the three months ended September 30, 2013 and 2012, respectively, and 13.0% and 12.8% for the nine months ended September 30, 2013 and 2012, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the Medicare Physician Fee Schedule (“Physician Fee Schedule”) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Absent further legislative action by Congress, the reduced Physician Fee Schedule would go into effect on January 1, 2014.

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the “Budget Control Act”) was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the “Joint Committee”) was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 trillion to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of Medicare cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers starting April 1, 2013, and absent further congressional action, will be cut an additional 2% starting January 15, 2014.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in Holding’s Registration Statement on Form S-1, as amended, that was declared effective on August 13, 2013.  As of September 30, 2013, there were no significant changes in our critical accounting policies or estimation procedures.  We have included a section of our Revenue Recognition critical accounting policy to provide updated information regarding our current period revenue adjustments.

Management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to the contractual discount or uncompensated care provisions each month, and therefore also increase or decrease our current period net revenue.  These adjustments in the aggregate resulted in an increase of $1.1 million and a reduction of $1.6 million to the contractual discount or uncompensated care provisions for the three months ended September 30, 2013 and 2012, respectively, and an increase of $0.2 million and a reduction of $6.3 million to the contractual discount or uncompensated care provisions for the nine months ended September 30, 2013 and 2012, respectively.

Results of Operations

Quarter and Nine Months Ended September 30, 2013 Compared to the Quarter and Nine Months Ended September 30, 2012

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 for the Company and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), interest and other income (expense), loss on early debt extinguishment, realized gain on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net income attributable to noncontrolling interest. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

ENVISION HEALTHCARE HOLDINGS, INC.

	Quarter ended September 30,				Nine months ended September 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$955,888	100.0%	$820,811	100.0%	$2,743,467	100.0%	$2,428,203	100.0%
Compensation and benefits	677,797	70.9	577,502	70.3	1,963,546	71.5	1,706,205	70.3
Operating expenses	110,387	11.5	100,617	12.3	313,145	11.4	305,005	12.5
Insurance expense	26,974	2.8	22,907	2.8	78,647	2.9	75,352	3.1
Selling, general and administrative expenses	40,733	4.3	18,541	2.3	86,521	3.1	57,670	2.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(3,186)	(0.1)	(3,186)	(0.1)
Related party management fees	(20,609)	(2.1)	(1,250)	(0.2)	(23,109)	(0.8)	(3,750)	(0.2)
Interest income from restricted assets	(2)	(0.0)	116	0.0	(634)	(0.0)	(429)	(0.0)
Adjusted EBITDA	121,670	12.7	103,440	12.6	328,537	12.0	291,336	12.0
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(3,186)	(0.1)	(3,186)	(0.1)
Related party management fees	(20,609)	(2.1)	(1,250)	(0.2)	(23,109)	(0.8)	(3,750)	(0.2)
Depreciation and amortization expense	(35,175)	(3.7)	(30,592)	(3.7)	(104,552)	(3.8)	(91,844)	(3.8)
Restructuring charges	(1,319)	(0.1)	(2,028)	(0.2)	(4,988)	(0.2)	(10,751)	(0.4)
Interest expense	(46,772)	(4.9)	(41,322)	(5.0)	(148,526)	(5.4)	(126,288)	(5.2)
Realized gain on investments	158	0.0	5	0.0	276	0.0	366	0.0
Interest and other income (expense)	(52)	(0.0)	937	0.1	(13,022)	(0.5)	1,340	0.1
Loss on early debt extinguishment	(29,519)	(3.1)	(1,561)	(0.2)	(29,641)	(1.1)	(6,733)	(0.3)
Income tax benefit (expense)	4,949	0.5	(11,448)	(1.4)	(3,932)	(0.2)	(21,952)	(0.9)
Equity in earnings of unconsolidated subsidiary	68	0.0	90	0.0	230	0.0	304	0.0
Net (loss) income	(7,663)	(0.8)	15,209	1.9	(1,913)	(0.1)	28,842	1.2

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

ENVISION HEALTHCARE CORPORATION

	Quarter ended September 30,				Nine months ended September 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$955,888	100.0%	$820,811	100.0%	$2,743,467	100.0%	$2,428,203	100.0%
Compensation and benefits	677,797	70.9	577,502	70.3	1,963,546	71.5	1,706,205	70.3
Operating expenses	110,404	11.5	100,617	12.3	313,075	11.4	305,005	12.5
Insurance expense	26,974	2.8	22,907	2.8	78,647	2.9	75,352	3.1
Selling, general and administrative expenses	40,731	4.3	18,541	2.3	86,518	3.1	57,670	2.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(3,186)	(0.1)	(3,186)	(0.1)
Related party management fees	(20,609)	(2.1)	(1,250)	(0.2)	(23,109)	(0.8)	(3,750)	(0.2)
Interest income from restricted assets	(2)	(0.0)	116	0.0	(634)	(0.0)	(429)	(0.0)
Adjusted EBITDA	121,655	12.7	103,440	12.6	328,610	12.0	291,336	12.0
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(3,186)	(0.1)	(3,186)	(0.1)
Related party management fees	(20,609)	(2.1)	(1,250)	(0.2)	(23,109)	(0.8)	(3,750)	(0.2)
Depreciation and amortization expense	(35,175)	(3.7)	(30,592)	(3.7)	(104,552)	(3.8)	(91,844)	(3.8)
Restructuring charges	(1,319)	(0.1)	(2,028)	(0.2)	(4,988)	(0.2)	(10,751)	(0.4)
Interest expense	(39,131)	(4.1)	(41,322)	(5.0)	(117,959)	(4.2)	(126,288)	(5.2)
Realized gain on investments	158	0.0	5	0.0	276	0.0	366	0.0
Interest and other income (expense)	(52)	(0.0)	937	0.1	(13,022)	(0.5)	1,340	0.1
Loss on early debt extinguishment	—	—	(1,561)	(0.2)	(122)	(0.0)	(6,733)	(0.3)
Income tax expense	(9,816)	(1.1)	(11,448)	(1.4)	(27,782)	(1.0)	(21,952)	(0.9)
Equity in earnings of unconsolidated subsidiary	68	0.0	90	0.0	230	0.0	304	0.0
Net income	14,717	1.5	15,209	1.9	34,396	1.3	28,842	1.2

Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands, unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA — Corporation	$121,655	$103,440	$328,610	$291,336
Related party management fees	(20,609)	(1,250)	(23,109)	(3,750)
Restructuring charges	(1,319)	(2,028)	(4,988)	(10,751)
Interest expense (less deferred loan fee amortization)	(35,303)	(37,328)	(106,644)	(113,923)
Payment of dissenting shareholder settlement	—	—	(13,717)	—
Change in accounts receivable	(69,716)	(25,547)	(126,237)	(68,376)
Change in other operating assets/liabilities	65,738	36,606	51,038	51,474
Excess tax benefits from equity-based compensation	—	—	(3,168)	—
Interest and other income (expense)	(52)	937	(13,022)	1,340
Income tax (benefit)expense, net of change in deferred taxes	(9,729)	31,491	(25,538)	21,194
Other	89	(205)	775	703
Cash flows provided by operating activities - Corporation	50,754	106,116	64,000	169,247
Adjustments for Holding:
Other operating income (expenses)	15	—	(73)	—
Interest expense (less deferred loan fee amortization)	(6,936)	—	(27,749)	—
Change in accounts receivable	(1,827)	—	(269)	—
Change in other operating assets/liabilities	(25,050)	—	(36,209)	—
Income tax expense, net of change in deferred taxes	14,766	—	25,925	—
Cash flows provided by operating activities — Holding	31,722	106,116	25,625	169,247

Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

EmCare

	Quarter ended September 30,				Nine months ended September 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$605,105	100.0%	$485,936	100.0%	$1,729,158	100.0%	$1,403,792	100.0%
Compensation and benefits	475,817	78.6	377,339	77.7	1,362,608	78.8	1,094,214	77.9
Operating expenses	22,195	3.7	19,022	3.9	68,093	3.9	54,838	3.9
Insurance expense	15,662	2.6	13,073	2.7	49,651	2.9	41,715	3.0
Selling, general and administrative expenses	18,609	3.1	8,518	1.7	41,647	2.4	26,837	1.9
Interest income from restricted assets	109	0.0	275	0.1	(301)	(0.0)	48	0.0
Equity-based compensation expense	(457)	(0.1)	(478)	(0.1)	(1,370)	(0.1)	(1,420)	(0.1)
Related party management fees	(8,862)	(1.5)	(563)	(0.1)	(9,937)	(0.6)	(1,671)	(0.1)
Adjusted EBITDA	82,032	13.6	68,750	14.1	218,767	12.7	189,231	13.5
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	82,032	13.6	68,750	14.1	218,767	12.7	189,231	13.5
Depreciation and amortization expenses	(16,434)	(2.7)	(13,487)	(2.8)	(49,423)	(2.9)	(41,407)	(3.0)
Restructuring charges	(682)	(0.1)	(274)	(0.1)	(934)	(0.1)	(282)	(0.0)
Interest income (expense) from restricted assets	109	0.0	275	0.1	(301)	(0.0)	48	0.0
Equity-based compensation expense	(457)	(0.1)	(478)	(0.1)	(1,370)	(0.1)	(1,420)	(0.1)
Related party management fees	(8,862)	(1.5)	(563)	(0.1)	(9,937)	(0.6)	(1,671)	(0.1)
Income from operations	55,706	9.2	54,223	11.1	156,802	9.0	144,499	10.3

AMR

	Quarter ended September 30,				Nine months ended September 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$350,783	100.0%	$334,875	100.0%	$1,014,309	100%	$1,024,411	100.0%
Compensation and benefits	201,980	57.6	200,163	59.8	600,938	59.2	611,991	59.7
Operating expenses	88,209	25.1	81,595	24.4	244,982	24.2	250,167	24.4
Insurance expense	11,312	3.2	9,834	2.9	28,996	2.9	33,637	3.3
Selling, general and administrative expenses	22,122	6.3	10,023	3.0	44,871	4.4	30,833	3.0
Interest income from restricted assets	(111)	(0.0)	(159)	(0.0)	(333)	(0.0)	(477)	(0.0)
Equity-based compensation expense	(605)	(0.2)	(584)	(0.2)	(1,816)	(0.2)	(1,766)	(0.2)
Related party management fees	(11,747)	(3.3)	(687)	(0.2)	(13,172)	(1.3)	(2,079)	(0.2)
Adjusted EBITDA	39,623	11.3	34,690	10.3	109,843	10.8	102,105	10.0
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	39,623	11.3	34,690	10.3	109,843	10.8	102,105	10.0
Depreciation and amortization expense	(18,741)	(5.4)	(17,105)	(5.1)	(55,129)	(5.4)	(50,437)	(5.0)
Restructuring charges	(637)	(0.2)	(1,754)	(0.5)	(4,054)	(0.4)	(10,469)	(1.0)
Interest income from restricted assets	(111)	(0.0)	(159)	(0.0)	(333)	(0.0)	(477)	(0.0)
Equity-based compensation expense	(605)	(0.2)	(584)	(0.2)	(1,816)	(0.2)	(1,766)	(0.2)
Related party management fees	(11,747)	(3.3)	(687)	(0.2)	(13,172)	(1.3)	(2,079)	(0.2)
Income from operations	7,782	2.2	14,401	4.3	35,339	3.5	36,877	3.6

Quarter ended September 30, 2013 compared to the quarter ended September 30, 2012

Consolidated - Holding

Our results for the three months ended September 30, 2013 reflect an increase in net revenue of $135.1 million and a decrease in net income of $22.9 million compared to the three months ended September 30, 2012. The decrease in net income is attributable primarily to the expenses incurred in connection with Holding’s initial public offering, including a payment of $20.0 million to terminate the Consulting Agreement with CD&R, and redemption of the Senior PIK Toggle Notes due 2017.

Net revenue. For the three months ended September 30, 2013, we generated net revenue of $955.9 million compared to net revenue of $820.8 million for the three months ended September 30, 2012, representing an increase of 16.5%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $121.7 million, or 12.7% of net revenue, for the three months ended September 30, 2013 compared to $103.4 million, or 12.6% of net revenue, for the three months ended September 30, 2012.

Restructuring charges. Restructuring charges of $1.3 million were recorded during the three months ended September 30, 2013, related to continuing efforts to re-align AMR and EmCare operations, compared to charges of $2.0 million for the three months ended September 30, 2012.

Interest expense. Interest expense for the three months ended September 30, 2013 was $46.8 million compared to $41.3 million for the three months ended September 30, 2012. The increase was due to the issuance of $450 million of Senior PIK Toggle Notes due 2017 on October 1, 2012 which were subsequently redeemed on August 30, 2013, offset partially by decreases due to voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $0.1 million of expense for the three months ended September 30, 2013 compared to $0.9 million of income for the three months ended September 30, 2012.

Income tax benefit (expense). Income tax expense decreased by $16.4 million for the three months ended September 30, 2013 compared to the same period in 2012. Our effective tax rate was 39% and 43.1% for the three months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily a result of a reduction in our state effective tax rate. Our state effective tax rate is impacted by our state revenue mix, level of pre-tax book income, and certain state taxes which have tax rates not based on pre-tax book income.

Consolidated - Corporation

Our results for the three months ended September 30, 2013 reflect an increase in net revenue of $135.1 million and a decrease in net income of $0.5 million compared to the three months ended September 30, 2012. The decrease in net income is attributable primarily to a decrease in operating income due to the $20.0 million payment to terminate the Consulting Agreement with CD&R.

Net revenue. For the three months ended September 30, 2013, we generated net revenue of $955.9 million compared to net revenue of $820.8 million for the three months ended September 30, 2012, representing an increase of 16.5%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $121.7 million, or 12.7% of net revenue, for the three months ended September 30, 2013 compared to $103.4 million, or 12.6% of net revenue, for the three months ended September 30, 2012.

Restructuring charges. Restructuring charges of $1.3 million were recorded during the three months ended September 30, 2013, related to continuing efforts to re-align AMR and EmCare operations, compared to charges of $2.0 million for the three months ended September 30, 2012.

Interest expense. Interest expense for the three months ended September 30, 2013 was $39.1 million compared to $41.3 million for the three months ended September 30, 2012.  The decrease was due to voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $0.1 million of expense for the three months ended September 30, 2013 compared to $0.9 million of income for the three months ended September 30, 2012.

Income tax expense. Income tax expense decreased by $1.6 million for the three months ended September 30, 2013 compared to the same period in 2012. Our effective tax rate was 40.1% and 43.1% for the three months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily a result of a reduction in our state effective tax rate. Our state effective tax rate is impacted by our state revenue mix, level of pre-tax book income, and certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2013 was $605.1 million, an increase of $119.2 million, or 24.5%, from $485.9 million for the three months ended September 30, 2012. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since September 30, 2012 accounted for a net revenue increase of $64.0 million for the three months ended September 30, 2013, of which $11.9 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $16.0 million, or 3.8%, for the three months ended September 30, 2013. The change was due to a 1.9% increase in revenue per weighted patient encounter and by a 1.9% increase in same store weighted patient encounters. Revenue from recent acquisitions was $39.8 million during the three months ended September 30, 2013 and included $27.8 million from our post-acute care services acquisitions (Evolution Health).

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2013 were $475.8 million, or 78.6% of net revenue, compared to $377.3 million, or 77.7% of net revenue, for the same period in 2012. Provider compensation costs increased $66.3 million from net new contract additions and acquisitions. Same store provider compensation costs were $18.5 million higher than the prior period due primarily to a 4.6% increase in provider compensation per weighted patient encounter due to recruiting challenges at a limited number of our contracts and a 1.9% increase in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $13.7 million during the three months ended September 30, 2013 compared to the same period in 2012. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended September 30, 2013 were $22.2 million, or 3.7% of net revenue, compared to $19.0 million, or 3.9% of net revenue, for the three months ended September 30, 2012. Operating expenses increased $3.2 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2013 was $15.7 million, or 2.6% of net revenue, compared to $13.1 million, or 2.7% of net revenue, for the three months ended September 30, 2012. We recorded a decrease of prior year insurance provisions of $0.1 million during the three months ended September 30, 2013 compared to a decrease of $1.0 million during the three months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2013 was $18.6 million, or 3.1% of net revenue, compared to $8.5 million, or 1.7% of net revenue, for the three months ended September 30, 2012 due primarily to the allocation to EmCare of $11.4 million of the payment made to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2013 was $16.4 million, or 2.7% of net revenue, compared to $13.5 million, or 2.8% of net revenue, for the three months ended September 30, 2012.

AMR

Net revenue. Net revenue for the three months ended September 30, 2013 was $350.8 million, an increase of $15.9 million, or 4.8%, from $334.9 million for the same period in 2012. The increase in net revenue was due primarily to a decrease of 1.0%, or $3.5 million, in weighted transport volume offset partially by an increase in net revenue per weighted transport of 5.9%, or $19.4 million, primarily from increased fixed wing air ambulance net revenue which has higher revenue per transport, increased managed transportation revenue which has no associated transport volume, and increased rates in existing markets, offset by a decrease in FEMA deployment revenue.  Weighted transports decreased 7,400 from the same quarter last year. The change was due to a decrease of 12,400 weighted transports from exited markets and a decrease in weighted transport volume in existing markets of 0.8%, or 5,300 weighted transports, offset by an increase of 10,300 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2013 were $202.0 million, or 57.6% of net revenue, compared to $200.2 million, or 59.8% of net revenue, for the same period last year.  The increase is primarily due to additional compensation and benefits costs from the expansion of our fixed wing air ambulance operations and recent managed transportation acquisitions.  Ambulance crew wages per ambulance unit hour increased by approximately 0.6%, or $0.7 million, and ambulance unit hours increased period over period by 0.6%, or $0.7 million. Non-crew compensation increased period over period by $0.8 million due to increased costs associated with the net impact from markets entered and exited and increased costs from managed transportation acquisitions. Total benefits related costs decreased $0.4 million during the three months ended September 30, 2013 compared to the same period in 2012 due primarily to the impact from markets exited and lower health insurance costs.

Operating expenses. Operating expenses for the three months ended September 30, 2013 were $88.2 million, or 25.1 % of net revenue, compared to $81.6 million, or 24.4% of net revenue, for the three months ended September 30, 2012. The change is due primarily to increased costs associated with our managed transportation business of $1.8 million, increased costs of $2.1 million associated with the net impact from markets entered and exited, and increased costs of $7.7 million associated with additional managed transportation acquisitions combined with decreases in FEMA deployment costs of $2.7 million and other miscellaneous net operating costs of $2.3 million.

Insurance expense. Insurance expense for the three months ended September 30, 2013 was $11.3 million, or 3.2% of net revenue, compared to $9.8 million, or 2.9% of net revenue, for the same period in 2012. We recorded an increase of prior year insurance provisions of $1.7 million during the three months ended September 30, 2013 compared to an increase of $0.1 million during the three months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2013 was $22.1 million, or 6.3% of net revenue, compared to $10.0 million, or 3.0% of net revenue, for the three months ended September 30, 2012 due primarily to the allocation to AMR of $8.6 million of the payment made to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2013 was $18.7 million, or 5.4% of net revenue, compared to $17.1 million, or 5.1% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Consolidated - Holding

Our results for the nine months ended September 30, 2013 reflect an increase in net revenue of $315.3 million and a decrease in net income of $30.8 million compared to the nine months ended September 30, 2012. The decrease in net income is attributable primarily to increases in operating income and increases in interest expense, interest and other (expense) income, loss on early debt extinguishment, offset partially by a decrease in income tax expense.

Net revenue. For the nine months ended September 30, 2013, we generated net revenue of $2,743.5 million compared to net revenue of $2,428.2 million for the nine months ended September 30, 2012, representing an increase of 13.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $328.5 million, or 12.0% of net revenue, for the nine months ended September 30, 2013 compared to $291.3 million, or 12.0% of net revenue, for the nine months ended September 30, 2012.

Restructuring charges. Restructuring charges for the nine months ended September 30, 2013 were $5.0 million compared to $10.8 million for the nine months ended September 30, 2012, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions.

Interest expense. Interest expense for the nine months ended September 30, 2013 was $148.5 million compared to $126.3 million for the nine months ended September 30, 2012. This increase was due to the issuance of $450 million of Senior PIK Toggle Notes due 2017 on October 1, 2012 which were subsequently redeemed on August 30, 2013, offset partially by voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $13.0 million of expense for the nine months ended September 30, 2013 compared to $1.3 million of income for the nine months ended September 30, 2012.  We recorded $8.4 million of expense during the nine months ended September 30, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger.  This expense is not deductible for tax purposes.  We also recorded $5.0 million of debt issuance costs associated with amendments to our Term Loan and ABL credit agreements dated as of May 25, 2011.

Income tax expense. Income tax expense decreased by $18.0 million for the nine months ended September 30, 2013 compared to the same period in 2012. Our effective tax rate was 219.8% for the nine months ended September 30, 2013 and 43.5% for the nine months ended September 30, 2012. The increase in our effective tax rate was primarily a result of a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger, which are not deductible for tax purposes.

Consolidated - Corporation

Our results for the nine months ended September 30, 2013 reflect an increase in net revenue of $315.3 million and an increase in net income of $5.6 million compared to the nine months ended September 30, 2012. The increase in net income is attributable primarily to increases in operating income and decreases in interest expense and loss on early debt extinguishment, offset partially by increases in interest and other (expense) income and income tax expense.

Net revenue. For the nine months ended September 30, 2013, we generated net revenue of $2,743.5 million compared to net revenue of $2,428.2 million for the nine months ended September 30, 2012, representing an increase of 13.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $328.6 million, or 12.0% of net revenue, for the nine months ended September 30, 2013 compared to $291.3 million, or 12.0% of net revenue, for the nine months ended September 30, 2012.

Restructuring charges. Restructuring charges for the nine months ended September 30, 2013 were $5.0 million compared to $10.8 million for the nine months ended September 30, 2012, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions.

Interest expense. Interest expense for the nine months ended September 30, 2013 was $118.0 million compared to $126.3 million for the nine months ended September 30, 2012. The change was due to voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $13.0 million of expense for the nine months ended September 30, 2013 compared to $1.3 million of income for the nine months ended September 30, 2012.  We recorded $8.4 million of expense during the nine months ended September 30, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger.  This expense is not deductible for tax purposes.  We also recorded $5.0 million of debt issuance costs associated with amendments to our Term Loan and ABL credit agreements dated as of May 25, 2011.

Income tax expense. Income tax expense increased by $5.8 million for the nine months ended September 30, 2013 compared to the same period in 2012. Our effective tax rate was 44.8% for the nine months ended September 30, 2013 and 43.5% for the nine months ended September 30, 2012. The increase in our effective tax rate was primarily a result of a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger, which is not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2013 was $1,729.2 million, an increase of $325.4 million, or 23.2%, from $1,403.8 million for the nine months ended September 30, 2012. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since September 30, 2012 accounted for a net revenue increase of $178.1 million for the nine months ended September 30, 2013, of which $90.5 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $35.3 million, or 3.1%, for the nine months ended September 30, 2013. The change was due to a 1.6% increase in revenue per weighted patient encounter and by a 1.6% increase in same store weighted patient encounters. Revenue from recent acquisitions was $112.4 million during the nine months ended September 30, 2013 and included $82.2 million from our post-acute care services acquisitions (Evolution Health).

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2013 were $1,362.6 million, or 78.8 % of net revenue, compared to $1,094.2 million, or 77.9% of net revenue, for the same period in 2012. Provider compensation costs increased $181.1 million from net new contract additions and acquisitions. Same store provider compensation costs were $50.7 million higher than the prior period due primarily to a 5.3% increase in provider compensation per weighted patient encounter due to recruiting challenges at a limited number of our contracts and an 1.6% increase in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $36.5 million during the nine months ended September 30, 2013 compared to the same period in 2012. The increase is due primarily to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the nine months ended September 30, 2013 were $68.1 million, or 3.9 % of net revenue, compared to $54.8 million, or 3.9% of net revenue, for the nine months ended September 30, 2012. Operating expenses increased $13.3 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2013 was $49.7 million, or 2.9 % of net revenue, compared to $41.7 million, or 3.0% of net revenue, for the nine months ended September 30, 2012. We recorded an increase of prior year insurance provisions of $1.5 million during the nine months ended September 30, 2013 compared to a decrease of $1.6 million during the nine months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2013 was $41.6 million, or 2.4 % of net revenue, compared to $26.8 million, or 1.9% of net revenue, for the nine months ended September 30, 2012.  The increase is due primarily to the allocation to EmCare of $11.4 million of the payment made to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2013 was $49.4 million, or 2.9 % of net revenue, compared to $41.4 million, or 3.0% of net revenue, for the nine months ended September 30, 2012. The $8.0 million increase is due primarily to additional amortization of contract values related to our recent acquisitions.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2013 was $1,014.3 million, a decrease of $10.1 million, or 1.0%, from $1,024.4 million for the same period in 2012. The decrease in net revenue was due primarily to a decrease of 2.5%, or $26.1 million, in weighted transport volume, partially offset by an increase in net revenue per weighted transport of 1.6%, or $16.0 million. The increase in net revenue per weighted transport of 1.6% was due primarily to the net impact of managed transportation contracts entered and exited. Weighted transports decreased 54,700 from the same period last year. The change was due to a decrease in weighted transport volume in existing markets of 1.5%, or 30,900 weighted transports, primarily from changes in AMR’s contract with Kaiser Permanente effective April 1, 2012, and a decrease of 35,700 weighted transports from exited markets, offset by an increase of 11,900 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2013 were $600.9 million, or 59.2 % of net revenue, compared to $612.0 million, or 59.7% of net revenue, for the same period last year.  Ambulance unit hours decreased period over period by 1.4%, or $4.8 million, attributable primarily to the decrease in weighted transports, and ambulance crew wages per ambulance unit hour increased by approximately 0.8%, or $2.8 million.  Non-crew compensation decreased period over period by $5.1 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $3.3 million during the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to the impact from markets exited and lower health insurance costs.

Operating expenses. Operating expenses for the nine months ended September 30, 2013 were $245.0 million, or 24.2 % of net revenue, compared to $250.2 million, or 24.4% of net revenue, for the nine months ended September 30, 2012. The change is due primarily to decreased costs of $3.9 million associated with the net impact from markets entered and exited, $4.8 million of external provider costs from changes in AMR’s contract with Kaiser Permanente, and $2.9 million in 2012 FEMA deployment costs combined with increased costs of $0.7 million associated with certain contract exits in our management transportation business and $7.7 million from recent management transportation acquisitions.

Insurance expense. Insurance expense for the nine months ended September 30, 2013 was $29.0 million, or 2.9 % of net revenue, compared to $33.6 million, or 3.3% of net revenue, for the same period in 2012. The 2013 period was positively impacted by our investment in power cots to reduce lifting injuries. We recorded a decrease of prior year insurance provisions of $0.3 million during the nine months ended September 30, 2013 compared to an increase of $1.9 million during the nine months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2013 was $44.9 million, or 4.4 % of net revenue, compared to $30.8 million, or 3.0% of net revenue, for the nine months ended September 30, 2012.  The increase is due primarily to the allocation to AMR of $8.6 million of the payment made to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2013 was $55.1 million, or 5.4 % of net revenue, compared to $50.4 million, or 5.0% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by our operating activities. We can also use our asset-based revolving credit facility to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

Our asset-based revolving credit facility, or the ABL Facility, provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $431.9 million as of September 30, 2013. Corporation is the borrower under the ABL Facility. The ABL Facility is available to fund working capital and for general corporate purposes. As of September 30, 2013, we had available borrowing capacity of $304.3 million and $127.6 million of letters of credit issued under the ABL Facility.

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position.  These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt.  The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.  Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.  In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

On August 13, 2013, Holding’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock.  Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 for an aggregate offering price of $1,110.9 million.  At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement which was recorded to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operation.  As of September 30, 2013, approximately $1.6 million of these expenses have not been paid.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, and (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings.  The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into the Term Loan Amendment to the credit agreement governing the Term Loan Facility. Under the Term Loan Amendment, Corporation incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00).

On February 27, 2013, Corporation entered into the ABL Amendment to the credit agreement governing the ABL Facility, under which Corporation increased its commitments under the ABL Facility to $450 million.

On April 1, 2013, Corporation declared and paid a dividend to Parent, which in turn paid a dividend to Holding in the amount of $20.8 million for Holding to pay interest due on the Senior PIK Toggle Notes due 2017.  The Senior PIK Toggle Notes due 2017 had been issued in October 2012.

On August 30, 2013, Holding redeemed all of the Senior PIK Toggle Notes due 2017 at a redemption price equal to 102.75% of the aggregate principal amount of the Senior PIK Toggle Notes due 2017, plus accrued and unpaid interest of $17.2 million.  During the three and nine months ended September 30, 2013, Holding recorded $29.5 million in premiums and deferred financing costs related to the redemption of the Senior PIK Toggle Notes due 2017 as “Loss on early debt extinguishment” on Holding’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the second quarter of 2012, our captive insurance subsidiary purchased and currently holds $15.0 million of the senior unsecured notes through an open market transaction.

Cash Flow — Holding

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine Months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$25,625	$169,247
Investing activities	(70,031)	33,412
Financing activities	562,335	(208,254)

Operating activities. Net cash provided by operating activities was $25.6 million for the nine months ended September 30, 2013 compared to $169.2 million for the same period in 2012.  Operating cash flows for the nine months ended September 30, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the Consulting Agreement with CD&R, and $24.5 million of payments related to AMR contract terminations and FEMA external providers. Cash flow from operating activities excluding these items was $83.8 million.  Further, the decrease of $143.6 million in net cash provided by operating activities relates primarily to an income tax refund of $43.0 million received in the third quarter of 2012 and an increase in accounts receivable.

Accounts receivable increased $126.5 million and $68.4 million during the nine months ended September 30, 2013 and 2012, respectively. Days sales outstanding (“DSO”) increased 7 days during the nine months ended September 30, 2013. While AMR’s DSO decreased 4 days, EmCare’s DSO increased 12 days primarily as a result of accounts receivable delayed by CMS pending provider enrollments and a significant number of new contract starts during the three months ended September 30, 2013. In June 2013, we agreed with CMS to make slight modifications to our enrollment processes.  In September, CMS released a majority of the enrollments that had been delayed and we expect collections on these receivables to reduce our DSO in the fourth quarter.

We regularly analyze DSO which is calculated by dividing our net revenue for the quarter by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
EmCare	77	71	68	65	64	61	59
AMR	64	64	66	68	71	69	69
Company	73	68	67	66	67	65	63

Investing activities. Net cash used in investing activities was $70.0 million for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $33.4 million for the same period in 2012. The decrease is due primarily to a return of insurance collateral of approximately $100 million during the nine months ended September 30, 2012.

Financing activities. Net cash provided by financing activities was $562.3 million for the nine months ended September 30, 2013 compared to cash used in financing activities of $208.3 million for the same period in 2012.  During the nine months ended September 30, 2013, we received proceeds from our initial public offering of $1,112.0 million offset by related issuance costs paid of $63.4 million.  We paid $462.4 million, which includes a $12.4 million premium, during the nine months ended September 30, 2013 to redeem our Senior PIK Toggle Notes due 2017. We also increased our borrowings under our Term Loan Facility by $150 million, the proceeds of which were used to pay down our ABL Facility.  We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility.  Financing cash flows for the nine months ended September 30, 2013 also includes a payment of $38.3 million to a prior shareholder in settlement of its appraisal over its holdings in Corporation prior to the Merger.

Cash Flow - Corporation

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine Months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$64,000	$169,247
Investing activities	(70,031)	33,412
Financing activities	42,519	(208,254)

Operating activities. Net cash provided by operating activities was $64.0 million for the nine months ended September 30, 2013 compared to $169.2 million for the same period in 2012.  Operating cash flows for the nine months ended September 30, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the Consulting Agreement with CD&R, and $24.5 million of payments related to AMR contract terminations and FEMA external providers.  Cash flow from operating activities excluding these items was $122.2 million. Further, the decrease of $105.2 million in net cash provided by operating activities relates to an income tax refund of $43.0 million received in the third quarter of 2012 and an increase in accounts receivable.

Accounts receivable increased $126.2 million and $68.4 million during the nine months ended September 30, 2013 and 2012, respectively. DSO increased 7 days during the nine months ended September 30, 2013. While AMR’s DSO decreased 4 days, EmCare’s DSO increased 12 days primarily as a result of accounts receivable delayed by CMS pending provider enrollments at a significant number of new contract starts. In June 2013, we agreed with CMS to make slight modifications to our enrollment processes.  In September, CMS released a majority of the enrollments that had been delayed and we expect collections on these receivables to reduce our DSO in the fourth quarter.

Investing activities. Net cash used in investing activities was $70.0 million for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $33.4 million for the same period in 2012. The decrease is due primarily to a return of insurance collateral of approximately $100 million during the nine months ended September 30, 2012.

Financing activities. Net cash provided by financing activities was $42.5 million for the nine months ended September 30, 2013 compared to cash used in financing activities of $208.3 million for the same period in 2012.  During the nine months ended September 30, 2013, we increased our borrowings under our Term Loan Facility by $150 million, the proceeds of which were used to pay down our ABL Facility.  We also received an $86 million distribution from Holding from proceeds received from Holding’s initial public offering of Common Stock.  We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility.  Financing cash flows for the nine months ended September 30, 2013 also includes a payment of $38.3 million to a prior shareholder in settlement of its appraisal over its holdings in Corporation prior to the Merger.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”).  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2013, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.65 to $4.02 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.4 million gallons and are spread over periods from October 2013 through December 2014.

On October 17, 2011, we entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

As of September 30, 2013, we had $2,225.0 million of debt, excluding capital leases, of which $1,301.5 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13.0 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Holding and Corporation maintain systems of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that they file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holding’s and Corporation’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of Holding’s and Corporation’s management of Holding’s and Corporation’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, Holding’s and Corporation’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, Holding’s and Corporation’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 10, to the accompanying consolidated financial statements included herein, Holding’s Registration Statement, Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2013, and Corporation’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Holding’s Registration Statement, Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 23, 2013, and Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2013, Holding’s Registration Statement (File No. 333-189292) was declared effective by the SEC for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”). Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million, and the offering terminated. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement which was recorded to “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operation.  As of September 30, 2013, approximately $1.6 million of these expenses have not been paid.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, and (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings.  The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

Goldman, Sachs & Co., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner, & Smith Incorporated and Citigroup Global Markets Inc. served as lead joint book-running managers and as representatives of the underwriters for the offering. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Inc., Morgan Stanley & Co, LLC, RBC Capital Markets, LLC and UBS Securities

LLC acted as book-running managers. Jefferies LLC acted as lead co-manager. Avondale Partners, LLC, Oppenheimer Inc. & Co., Cantor Fitzgerald & Co., Natixis Securities Americas LLC, William Blair & Company, L.L.C. and Drexel Hamilton, LLC acted as co-managers of the offering.

ITEM 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Holding (Incorporated by reference to Exhibit 3.1 to Holding’s Form S-8, dated August 6, 2013).

3.2	Amended and Restated By-Laws of Holding (Incorporated by reference to Exhibit 3.2 to Holding’s Form S-8, dated August 6, 2013).

3.3	Second Amended and Restated Certificate of Incorporation of Corporation (Incorporated by reference to Exhibit 3.1 to Corporation’s Form 8-K, dated June 1, 2011).

3.4	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Corporation (Incorporated by reference to Exhibit 3.2 to Corporation’s Form 8-K, dated July 23, 2013).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.7 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.1	Stockholders Agreement of Holding among Holding and the Stockholders party thereto.*

10.2	Termination Agreement between Holding, Corporation and CD&R.*

10.3	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.34 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.4	Holding 2013 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.35 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.5	Holding Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.36 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.6	Amended and Restated Holding Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Holding’s Form S-8, dated August 6, 2013).

10.7	Amendment to the Amended and Restated Holding Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Holding’s Form S-8, dated August 6, 2013).

10.8	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 99.5 to Holding’s Form S-8, dated August 6, 2013).

31.1	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Executive Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Holding’s and Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

November 13, 2013	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

ENVISION HEALTHCARE CORPORATION

(registrant)

November 13, 2013	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of Holding (Incorporated by reference to Exhibit 3.1 to Holding’s Form S-8, dated August 6, 2013).

3.2	Amended and Restated By-Laws of Holding (Incorporated by reference to Exhibit 3.2 to Holding’s Form S-8, dated August 6, 2013).

3.3	Second Amended and Restated Certificate of Incorporation of Corporation (Incorporated by reference to Exhibit 3.1 to Corporation’s Form 8-K, dated June 1, 2011).

3.4	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Corporation (Incorporated by reference to Exhibit 3.2 to Corporation’s Form 8-K, dated July 23, 2013).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.7 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.1	Stockholders Agreement of Holding among Holding and the Stockholders party thereto.*

10.2	Termination Agreement between Holding, Corporation and CD&R.*

10.3	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.34 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.4	Holding 2013 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.35 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.5	Holding Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.36 to Holding’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.6	Amended and Restated Holding Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Holding’s Form S-8, dated August 6, 2013).

10.7	Amendment to the Amended and Restated Holding Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Holding’s Form S-8, dated August 6, 2013).

10.8	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 99.5 to Holding’s Form S-8, dated August 6, 2013).

31.1	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Executive Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Holding’s and Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report