Form 10-K
period 2013-12-31
Envision Healthcare Holdings, Inc.; Envision Healthcare Corp
filed 2014-03-14
CIK 1578318, 1344154

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
001-36048	Envision Healthcare Holdings, Inc.	Delaware	45-0832318
001-32701	Envision Healthcare Corporation	Delaware	20-3738384

ENVISION HEALTHCARE HOLDINGS, INC.
6200 S. Syracuse Way, Suite 200
Greenwood Village, CO 80111
(Address of principal executive offices)
 (303) 495-1200
(Registrant's telephone number, including area code)

ENVISION HEALTHCARE CORPORATION 6200 S. Syracuse Way, Suite 200 Greenwood Village, CO 80111 (Address of principal executive offices) (303) 495-1200 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Envision Healthcare Holdings, Inc.: Common Stock, $0.01 par value	New York Stock Exchange
Envision Healthcare Corporation: None

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Envision Healthcare Holdings, Inc. Yes ☐ No ☒	Envision Healthcare Corporation Yes ☐ No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Envision Healthcare Holdings, Inc. Yes ☐ No ☒	Envision Healthcare Corporation Yes ☒ No ☐

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

Envision Healthcare Holdings, Inc. Yes ☒ No ☐	Envision Healthcare Corporation Yes ☒ No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Envision Healthcare Holdings, Inc. ☐	Envision Healthcare Corporation ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Envision Healthcare Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Envision Healthcare Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Envision Healthcare Holdings, Inc. Yes ☐ No ☒	Envision Healthcare Corporation Yes ☐ No ☒

           The aggregate market value of the voting and non-voting common equity of Envision Healthcare Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2013 was $0.

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Envision Healthcare Holdings, Inc.	At March 1, 2014, the registrant had 181,131,273 shares of common stock, par value $0.01 per share, outstanding.
Envision Healthcare Corporation

At March 1, 2014, the registrant had 1,000 shares of common stock, par value $0.01 per share, outstanding. All of Envision Healthcare Corporation's outstanding stock was held at such date by Envision Healthcare Intermediate Corporation, its sole stockholder.

           Envision Healthcare Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Envision Healthcare Corporation.

Documents incorporated by reference:

           Portions of Envision Healthcare Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with Envision Healthcare Holdings, Inc.'s 2014 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Envision Healthcare Holdings, Inc.'s fiscal year ended December 31, 2013.

ENVISION HEALTHCARE HOLDINGS, INC.
ENVISION HEALTHCARE CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2013

EXPLANATORY NOTE

        This Form 10-K is a combined annual report being filed separately by two registrants: Envision Healthcare Holdings, Inc. (formerly known as CDRT Holding Corporation) and Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation). Unless the context indicates otherwise, any reference in this annual report to "Holding" refers to Envision Healthcare Holdings, Inc., any reference to "Corporation" refers to Envision Healthcare Corporation, the indirect, wholly-owned subsidiary of Holding, and any references to "EVHC," the "Company," "we," "our," or "us" refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries, including Corporation. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. ("EmCare") and American Medical Response, Inc. ("AMR"). Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ENVISION HEALTHCARE HOLDINGS, INC.
ENVISION HEALTHCARE CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements and you should not place undue reliance on such statements. Factors that could contribute to these differences include, but are not limited to, the following:

  •
  Decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process;

  •
  The loss of existing contracts;

  •
  Failure to accurately assess costs under new contracts;

  •
  Difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians;

  •
  Failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health, LLC ("Evolution Health") business and cross-sell our services;

  •
  Lawsuits for which we are not fully reserved;

  •
  The adequacy of our insurance coverage and insurance reserves;

  •
  Our ability to successfully integrate strategic acquisitions;

  •
  The high level of competition in the markets we serve;

  •
  The cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment;

  •
  The loss of one or more members of our senior management team;

  •
  Our ability to maintain or implement complex information systems;

  •
  Disruptions in disaster recovery systems or management continuity planning;

  •
  Our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims;

  •
  Challenges by tax authorities on our treatment of certain physicians as independent contractors;

  •
  The impact of labor union representation;

  •
  The impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency ("FEMA");

  •
  Potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry;

  •
  The impact of changes in the healthcare industry, including changes due to healthcare reform;

  •
  Our ability to timely enroll our providers in the Medicare program;

  •
  Our ability to restructure our operations to comply with future changes in government regulation;

  •
  The outcome of government investigations of certain of our business practices;

  •
  Our ability to comply with the terms of our settlement agreements with the government;

  •
  Our ability to generate cash flow to service our substantial debt obligations;

  •
  The significant influence of investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (the "CD&R Affiliates") over us; and

  •
  Risks related to other factors discussed in this Annual Report on Form 10-K.

        Words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "objectives," "intends," "may," "opportunity," "plans," "potential," "near-term," "long-term," "projections," "assumptions," "projects," "guidance," "forecasts," "outlook," "target," "trends," "should," "could," "would," "will" and similar expressions are intended to identify such forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

        Other risks, uncertainties and factors, including those discussed under "Risk Factors," could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in the "Risk Factors" section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

        We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I.

ITEM 1.    BUSINESS

Company Overview

        We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We offer a broad range of clinically-based and coordinated care solutions across the patient continuum, by which we mean the patient treatment cycle, from medical transportation to hospital encounters to comprehensive care alternatives in various settings. We believe that our capabilities offer a powerful value proposition to healthcare facilities, communities and payors by helping to improve the quality of care and lower overall healthcare costs. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare, with 40 years of operating history and nearly 8,000 affiliated physicians and other clinicians, is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR, with more than 55 years of operating history and more than 12,000 paramedics and emergency medical technicians, is a leading provider and manager of community-based medical transportation services, including emergency ("911"), non-emergency, managed transportation, fixed-wing air ambulance and disaster response.

        Since May 2011, our management has implemented a number of value-enhancing initiatives to expand our service offerings, increase our market presence and position us for future growth. Some of these initiatives include:

  •
  Optimizing our contract portfolio and prioritizing markets at EmCare and AMR;

  •
  Developing further EmCare's integrated service offerings, resulting in a meaningful acceleration of new contract growth;

  •
  Re-aligning AMR's business model and strategy by improving productivity, clinical outcomes and the use of technology, leading to operating margin improvements and revenue growth opportunities; and

  •
  Leveraging the core competencies of EmCare and AMR to extend our clinical capabilities into various settings outside the hospital.

        In 2012, we expanded EmCare's physician-led services outside the hospital through the formation of Evolution Health. Evolution Health provides comprehensive care management solutions through a suite of physician-led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, as well as tele-monitoring and tele-medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. Our Evolution Health solutions leverage many of the competencies of EmCare and AMR, including clinical resource management, patient flow coordination, evidence-based clinical protocols, community-based clinical and medical transportation services, patient monitoring and clinician recruitment.

        The following table presents an overview of our core services, key types of customers, results of operations and contracts. References in this annual report to number of contracts, clinicians and employees are as of December 31, 2013, unless otherwise noted.

	EmCare	AMR
Core Services:	Facility-based physician services —Emergency Department —Anesthesiology —Hospitalist/inpatient care —Radiology/tele-radiology —Surgery Physician-led care management solutions outside the hospital	Emergency "911" medical transportation services Non-emergency medical transportation services Managed transportation services Fixed-wing air ambulance services Disaster response Event medical services
Key Customers:	Healthcare facilities Payors Attending medical staff Independent physician groups	Communities Government agencies Healthcare facilities Payors
Net Revenue (2013): Adjusted EBITDA (2013):	$2.3 billion (63% of total net revenue) $294.0 million (66% of total Adjusted EBITDA)	$1.4 billion (37% of total net revenue) $151.8 million (34% of total Adjusted EBITDA)
Number of Contracts:	706 facility contracts	169 "911" contracts 3,677 non-emergency transport arrangements
Patient Volume (2013):	12.1 million weighted patient encounters	2.8 million weighted transports

General Development of our Business

Company History

        EmCare was founded in Dallas, Texas in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990s. Over its 40 years of operating history, EmCare has become a leading provider of integrated facility-based physician services to healthcare facilities in the United States. EmCare has recently further expanded the company's comprehensive care management solutions outside the hospital through Evolution Health.

        AMR was founded in 1992 through the consolidation of several well-established regional ambulance companies and has grown organically and through acquisitions. In February 1997, AMR merged with another leading ambulance company and became a leading provider and manager of community-based medical transportation services.

        In January 2005, an investor group led by Onex, including members of management, purchased our operating subsidiaries, EmCare and AMR which became indirect wholly owned subsidiaries of Corporation.

        Holding was formed in 2011 in connection with the acquisition of Corporation in a merger transaction (the "Merger") by the CD&R Affiliates. In May 2011, in connection with the Merger, substantially all of the outstanding shares of common stock of the Company were purchased by the CD&R Affiliates, and Corporation became an indirect wholly owned subsidiary of the Company. As a result of the Merger, information for the year ended December 31, 2011 is generally separated into two periods, the periods preceding the Merger ("Predecessor") and the period succeeding the Merger ("Successor"). Financial information for the Predecessor period is for Corporation.

        In 2012, we formed Evolution Health through the combination of two acquired businesses, a provider of primary care physician healthcare services to patients at their place of residence with operations in Texas, and a post-acute care services provider with operations in Indiana, Ohio, Oklahoma and Texas. We have subsequently expanded Evolution Health's service offerings and sought to integrate its services with our other lines of business.

        In June 2013, we changed our name from CDRT Holding Corporation to Envision Healthcare Holdings, Inc., and our indirect wholly owned subsidiary, Emergency Medical Services Corporation, changed its name to Envision Healthcare Corporation.

        On July 29, 2013, Holding effected a 9.3 for 1.0 stock split of Holding's common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares. The accompanying consolidated financial statements for Holding give retroactive effect to the stock split for all periods presented.

        On August 13, 2013, Holding's Registration Statement was declared effective by the SEC for an initial public offering of its common stock, par value $0.01 per share ("Common Stock"). Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to Clayton, Dubilier & Rice, LLC ("CD&R") in connection with the termination of the Consulting Agreement which was recorded to "Selling, general and administrative expenses" in Holding's Consolidated Statements of Operations.

        On February 5, 2014, Holding registered the offering and sale of 27,500,000 shares of Common Stock and an additional 4,125,000 shares of Common Stock, which were sold by CD&R Affiliates to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of Holding and certain non-executives were the selling stockholders in the offering. Holding did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters' option to purchase additional shares. Upon completion of this offering, Holding had 181,131,273 shares of Common Stock outstanding.

Description of our Business

Industry Overview

        We operate in the facility-based physician services and community-based medical transportation markets, two large and growing segments of the healthcare market that are supported by favorable demographics, including the growth and aging of the population. Our services are offered on a stand-alone basis or as part of an integrated services program combining two or more services.

Emergency Department ("ED")

        We provide outsourced ED physician services to hospitals and other facilities. Facility-based ED physician services providers such as EmCare are primarily focused on improving the patient experience and enhancing the quality of care at their customers' healthcare facilities through broader physician access, physician retention and training programs, better management tools and risk mitigation expertise. In addition, we believe leading facility-based outsourced physician services providers are well-positioned to improve operational efficiency, reducing wait times and increasing the productivity in a hospital ED.

        We believe the physician reimbursement component of the ED services market represents annual expenditures of nearly $20 billion. The market for outsourced ED staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers handling an estimated 130 million patient visits in 2013. There are nearly 5,000 hospitals in the United States that operate EDs, of which approximately 67% outsource their ED physician staffing and management. We believe we are one of only six national providers and the largest provider based on number of ED contracts.

        Between 2000 and 2010, the total number of patient visits to hospital EDs increased from approximately 108 million to approximately 130 million per annum, an increase of 20%. We believe that a portion of the historical and expected growth of ED visits is driven by the shortage of primary care physicians in the United States, which causes many patients to utilize the ED as their primary source for healthcare. This trend, combined with a decline in the number of hospital EDs, has resulted in a substantial increase in the average number of patient visits per hospital ED during this period. In addition, the Patient Protection and Affordable Care Act ("PPACA") is designed to provide healthcare coverage to previously uninsured individuals through the expansion of state Medicaid programs and the creation of federal and state healthcare exchanges, which we anticipate will increase overall utilization and reimbursement for ED services. We believe increased volumes through EDs and cost pressures facing hospitals have resulted and will result in an increased focus by facilities on improving the operating efficiency of their EDs, a core competency of EmCare.

Anesthesiology Services

        We provide anesthesiology services to hospitals, free-standing ambulatory surgery centers and physician offices. These services are performed by anesthesiologists and certified registered nurse anesthetists. Anesthesiologists are a key part of the effective management and productivity of surgery departments and free-standing ambulatory surgery centers. These clinicians can have a significant impact on surgeon satisfaction, which is crucial to the financial viability of the surgery department in hospitals and free-standing ambulatory surgery centers. The anesthesiology market is estimated to have annual expenditures of approximately $19 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

Hospitalist Services

        We provide inpatient service physicians, or hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests that our hospitalist manage the patient. This program benefits hospitals by optimizing the average length of stay for patients and can improve patient flow and care coordination through effective working relationships with EDs. Inpatient service physicians are also an integral part of the post-discharge coordination of patient care by directing how care outside the hospital setting should be established and coordinated.

Certain studies indicate better patient outcomes and lower costs with these hospitalist programs. The market for this healthcare specialty, with estimated annual expenditures of approximately $18 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving patient outcomes. This market is currently serviced primarily by regional and local outsourced providers.

Physician-Led Care Management Solutions Outside the Hospital

        In 2012, we expanded EmCare's physician-led services outside the hospital through the formation of Evolution Health. Evolution Health provides comprehensive care management solutions through a suite of physician-led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, as well as tele-monitoring and tele-medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. We believe that leading providers of care management solutions outside the hospital can offer an attractive value proposition through our business model which helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self-care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe leading providers can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. We believe the addressable market for care management solutions outside the hospital represents annual expenditures of approximately $64 billion.

Radiology/Tele-radiology Services

        We provide radiology, including tele-radiology, services to hospitals. The industry for these services comprises a number of smaller local and regional groups, which are at a disadvantage compared to national providers having the ability to recruit, train and leverage existing capital and infrastructure support. Tele-radiology, the process whereby digital radiologic images are sent from one point to another, has become a fast-growing healthcare service. This technology allows hospitals to have access to full-time radiology support, even when access to full-time radiologists on-site may be limited. The market for radiology and tele-radiology service has estimated annual expenditures of approximately $11 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

Surgery Services

        We offer management, oversight and surgeon staffing for trauma surgery services. This service gives hospitals the opportunity to raise their trauma designation by providing expanded coverage and management for surgery services. While the market for this service is still emerging, we estimate annual expenditures of approximately $2 billion.

Ambulance Services

        Ambulance services encompass both "911" emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians ("EMTs") to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics, EMTs and/or nurses to transport patients between healthcare facilities or between facilities and patient residences.

        "911" emergency response services are provided primarily under exclusive long-term contracts with communities and government agencies which by law are generally required to provide such services. These contracts typically specify maximum fees a provider may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. The rates that a provider is permitted to charge for services under a contract for "911" emergency ambulance services and the amount of the subsidy, if any, the provider receives from a community or government agency depend in large part on the nature of the services it provides, the payor mix and the performance requirements.

        Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities and payors. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies.

        We believe that the ambulance services market, including both emergency and non-emergency transports, represents annual expenditures of approximately $18 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 43 million ambulance transports in 2013. There are a limited number of regional ambulance providers, and we are the largest national ambulance provider based on net revenue.

Managed Transportation

        We provide managed transportation administration services to insurers, government entities and healthcare providers. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair and other types of transportation to provide a cost-effective solution for those we serve. We believe the managed transportation market represents annual expenditures of approximately $2 billion.

Fixed-Wing Air Transport Services

        We also provide fixed-wing air ambulance transport services, including the specialized medical care required by patients during the transports. Our services focus on patients who require longer travel distances to retain the appropriate care, both in emergency and non-emergency situations. Additionally, we offer international repatriation services for emergency medical needs. We believe the medical air transportation market represents annual expenditures of approximately $3 billion.

Business Segments and Services

        We operate our business and market our services under our two business segments: EmCare and AMR. We provide integrated facility-based physician services in 45 states and the District of Columbia and provide and manage medical transportation services in 40 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

EmCare

        EmCare is a leading provider of integrated facility-based physician services to healthcare facilities in the United States. EmCare has contracts covering 706 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery services as well as other administrative services. During 2013, EmCare had approximately 12.1 million weighted patient encounters in 45 states and the District of Columbia. As of December 31, 2013, EmCare had a 9% share of the total ED services market and a 13% share of the outsourced ED services market, the largest share among outsourced providers based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

        We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide services to patients in the facilities with whom we contract. EmCare bills and collects from each patient or the patient's insurance provider for the medical services performed. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide management services such as billing and collection, recruiting, risk management and certain other administrative services.

        As derived from our annual audited consolidated financial statements, EmCare's net revenue, income from operations and total identifiable assets were as follows for each of the periods indicated (amounts in thousands).

	As of and for the year ended December 31,
	2013	2012	2011
Net revenue	$2,358,787	$1,915,148	$1,667,062
Income from operations	219,842	199,300	164,242
Total identifiable assets	2,624,161	2,468,605	2,459,724

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Hospital-Based Services

        We provide a full range of hospital-based physician staffing and related management services for EDs, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery programs, which include:

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the relationship, including clinical quality, and works closely with the facility's management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation, operational improvement and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that our and the customer's financial objectives are achieved.

        Staffing.    We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified physicians and other healthcare professionals responsible for the delivery of high-quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. Ensuring that each contract is staffed with the appropriate mix of qualified physicians and other medical professionals and that coverage is provided without any service deficiencies is critical to the success of the contract.

        Recruiting.    Many healthcare facilities lack the dedicated resources and expertise necessary to identify and attract specialized physicians. We have committed significant resources to the development of proprietary recruiting support systems, such as EmSource, a proprietary national physician database, and EmForce, a recruiting management and tracking program that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of more than 900,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including social media, telemarketing, direct mail, conventions, journal advertising and our internet site.

        Scheduling.    Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled situations such as physician illness and personal emergencies do not result in a disruption of coverage.

        Operational Improvement Assessments.    We implement process improvement programs for our hospital customers that are directed toward enhancement of operating and triage systems, and improvement of critical operational metrics, including turnaround times, "left without being treated", and throughput times. Through an initial assessment, we establish baseline values, which are used to develop and implement process improvement programs, and then we monitor the success of the initiatives. We also design and implement customized patient satisfaction programs for our hospital customers. These programs are delivered to the clinical and non-clinical members of the hospital ED as well as other areas of a healthcare facility where outsourced services are being provided.

        Practice Support Services.    We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. However, in some situations facilities and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet these needs. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2013, we had 11 practice support agreements which generated $42 million in net revenue.

        Practice Improvement.    We provide ongoing support to our affiliated physicians through targeted leadership development programs, risk management review and support and comprehensive documentation review and training for our affiliated physicians. We review certain statistical indicators that allow us to provide specific training to individual physicians, and we tailor training for broader groups of physicians as we see trends developing in these areas.

Non-Hospital Based Services

        Physician-Led Care Management Solutions.    We provide physician-led care management solutions to patients outside the hospital. We provide comprehensive care management solutions through a suite of physician-led techniques and services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, tele-monitoring and tele-medicine. We market these services to payors and healthcare systems.

Risk Management

        We utilize our risk management function, senior medical leadership and on-site medical directors to conduct aggressive risk management and quality assurance programs. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into claims. Our risk management function is designed to mitigate risk associated with the delivery of care and to prevent or minimize costs associated with medical professional liability claims and includes:

        Incident Reporting Systems.    We have established a comprehensive support system for medical professionals. Our Risk Management Hotline provides each physician with the ability to discuss medical issues with a peer, an attorney or a risk management specialist.

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the ED setting to identify claim trends and risk factors so that we can better target our risk management initiatives. Periodically, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

        Professional Risk Assessment.    We conduct risk assessments of our medical professionals. Typically, a risk assessment includes a thorough review of professional liability claims against the professional, assessment of issues raised by hospital risk management and identification of areas where additional education may be advantageous for the professional.

        Hospital Risk Assessment.    We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, we conduct a detailed analysis of the hospital's operations affecting the services of our affiliated medical professionals, including the triage procedures, on-call coverage, transfer procedures, nursing staffing and related matters in order to address risk factors contractually during negotiations with potential customer hospitals.

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We have developed "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

        Professional Liability Claims Committee.    Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs;

  •
  health maintenance organizations ("HMOs"), preferred provider organizations and private insurers;

  •
  hospitals in the form of subsidies;

  •
  fees for management services provided; and

  •
  individual patients.

        The table below presents EmCare's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of EmCare cash collections
	Year ended December 31,
	2013	2012	2011
Medicare	16.6%	14.0%	14.3%
Medicaid	3.5	3.7	4.4
Commercial insurance/managed care	59.4	60.3	57.1
Self-pay	3.0	3.3	2.8
Fees/other	2.4	2.7	3.1
Subsidies	15.1	16.0	18.3

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We code and bill for most of our ED and hospitalist physician services through our wholly owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Coding and billing for our anesthesiology and radiology services is provided by a combination of internal and external billing companies. Certain ED services are also billed by external billing companies.

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 800 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to 15 outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

        Reimbursement for our EmCare physician services has historically been stable. In addition, in many of our hospital contracts, we have had the ability to obtain or increase subsidies to offset any reimbursement or payor mix changes. Further, we typically have visibility into payor mix prior to entering into new contracts, and our payor mix has been stable over time, which allows us to more effectively manage exposure to each payor category.

Contracts

        We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. We also contract with large health systems as a national preferred provider of facility-based services.

        We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

        Hospital and Practice Support Contracts.    Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

        Our contracts with hospitals provide for one of three payment models:

  •
  we bill patients and third party payors directly for physician fees,

  •
  we bill patients and third party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

  •
  we bill the hospitals directly for the services of the physicians.

        In all cases, the hospitals are responsible for billing and collecting for non-physician-related services as well as for providing the capital for medical equipment and supplies associated with the services we provide.

        We have established long-term relationships with some of the largest healthcare service providers in the country. As of December 31, 2013, EmCare had contracts covering 706 clinical departments, with the top 10 contracts representing only 7% of EmCare net revenue. One customer, Hospital Corporation of America, comprised 9.4% of EmCare's total net revenue. No customer (including all facility contracts under a single hospital system) comprised more than 10% of consolidated total net revenue. We have maintained our relationships with these customers for an average of 12.5 years.

        Affiliated Physician Group Contracts.    In most states, we contract directly with our hospital customers to provide physician staffing and related management services. We, in turn, contract with a professional corporation that is wholly owned by one or more physicians, which we refer to as an affiliated physician group, or with independent contractor physicians. It is these physicians who provide the medical professional services. We then provide comprehensive management services to the physicians. We typically provide professional liability and workers compensation coverage to our affiliated physicians.

        Certain states have laws that prohibit or restrict unlicensed persons or business entities from practicing medicine. The laws vary in scope and application from state to state. Some of these states may prohibit us from contracting directly with hospitals or physicians to provide professional medical services. In those states, the affiliated physician groups contract with the hospital, as well as all medical professionals. We provide management services to the affiliated physician groups.

        Medical Professional Contracts.    We contract with healthcare professionals as either independent contractors or employees to provide services to our customers. The healthcare professionals generally are paid an hourly rate for each hour of coverage, a variable rate based upon productivity or other objective criteria or a combination of both a fixed hourly rate and a variable rate component. We typically arrange for professional liability and workers compensation coverage for our healthcare professionals.

        The contracts with healthcare professionals typically have one-year terms with automatic renewal clauses for additional one-year terms. The contracts can be terminated with cause for various reasons, and usually contain provisions allowing for termination without cause by either party upon 90 days' notice. Agreements with physicians generally contain a non-compete or non-solicitation provision and, in the case of medical directors, a non-compete provision. The enforceability of these provisions varies from state to state.

Management Information Systems

        We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our "best practice" procedures nationally, while retaining local and regional flexibility. We have developed and implemented several proprietary applications that we believe provide us with a competitive advantage in our operations.

Intellectual Property

        We have registered the trademark EmCare and the EmCare logo in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the EVHC and EmCare trademarks and the EmTrac, EmComp and EmBillz software, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third party intellectual property are material to our business taken as a whole.

Sales and Marketing

        Contracts for outsourced facility-based services are obtained through strategic marketing programs and responses to requests for proposal ("RFPs"). EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising, conventions and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

        A healthcare facility RFP generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to an RFP, EmCare's senior management ensures that the proposal is consistent with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing model, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Competition

        The market for outsourced ED staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers handling an estimated 130 million patient visits in 2013. There are nearly 5,000 hospitals in the United States that operate EDs, of which approximately 67% outsource their ED physician staffing and management. Of these hospitals that outsource, we believe approximately 48% contract with a local provider, 18% contract with a regional provider and 34% contract with a national provider based on estimated net revenue.

        Team Health is our largest competitor and has the second largest share of the ED services market with an approximately 6% share based on number of contracts. Other national providers of outsourced ED services are Hospital Physician Partners, Schumacher Group and California Emergency Physicians.

        The markets for anesthesiology, inpatient and radiology services are also highly fragmented. For anesthesiology services, we have a 1% - 2% share of the market with an additional 2% market share split between Team Health, Sheridan Healthcare, Premier Anesthesia, North American Partners in Anesthesia and NorthStar Anesthesia. For inpatient services, Cogent HMG, Apogee and MEDNAX, Inc. are the market leaders, each with a 3% share. Other national providers are Team Health and IPC. For radiology services, four other national providers each have a market share similar to ours at 1%.

Insurance

        Professional Liability Program.    From January 1, 2002 through the present, our professional liability insurance program provides "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per provider aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. In addition, from time to time, we contract with insurance providers outside of our insurance program, customarily when the third party provider can provide economically more favorable terms to our insurance program for a specific specialist practice, or if it is a legacy provider from acquisitions. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        From 2002 through the present, most of our professional liability insurance coverage was provided by affiliates of Columbia Casualty Company and Continental Casualty Company (collectively, "CCC"). The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the following calendar years.

        Captive Insurance Arrangement.    Our captive insurance company EMCA is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement and through letters of credit.

Employees and Independent Contractors

        The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2013.

Job Classification	Full-time	Part-time	Total
Physicians	3,021	4,088	7,109
Physician assistants	659	534	1,193
Nurse practitioners	840	705	1,545
Non-clinical employees	2,056	659	2,715

Total	6,576	5,986	12,562

        We believe that our relations with our employees and independent contractors are good. None of EmCare's physicians, physician assistants, nurse practitioners or non-clinical employees is subject to any collective bargaining agreement.

        We offer our physicians substantial flexibility in terms of type of facility, scheduling of work hours, benefit packages, opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base.

AMR

        AMR has developed the largest network of ambulance services and a leading position in other medical transportation services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2013, we had a 6% share of the total ambulance services market and a 16% share of the outsourced ambulance market. During 2013, AMR treated and transported approximately 2.8 million patients in 40 states and the District of Columbia utilizing nearly 4,300 vehicles that operated out of nearly 200 sites. AMR has more than 3,800 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

        During 2013, approximately 61% of AMR's net revenue was generated from emergency "911" ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en route. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, accounted for 24% of AMR's net revenue for the same period. The remaining balance of net revenue for 2013 was generated from managed transportation services, fixed-wing air ambulance services and the provision of training, dispatch and other services to communities and public safety agencies including services provided to FEMA.

        AMR has a national contract with FEMA to provide ambulance and para-transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

        As derived from our annual audited consolidated financial statements, AMR's net revenue, income from operations and total identifiable assets were as follows for each of the periods indicated (in thousands).

	As of and for the year ended December 31,
	2013	2012	2011
Net revenue	$1,369,525	$1,384,973	$1,440,539
Income from operations	56,986	57,641	49,170
Total identifiable assets	1,515,162	1,544,908	1,318,772

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our medical transportation services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

        We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

        "911" Response Services.    We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to "911" calls in the designated area within a specified response time. We utilize two types of ambulance units: Advanced Life Support ("ALS") units and Basic Life Support ("BLS") units. ALS units, which are staffed by two paramedics or one paramedic and an EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient's medical situation.

        Under certain of our "911" emergency response contracts, we are the first responder to an emergency scene. However, under most of our "911" contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide "911" emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common "911" contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the "911" contracts that encompass these public/private partnerships represented approximately 11% of AMR's net revenue for 2013.

        Non-Emergency Medical Transportation Services.    We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the "preferred" provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

        Non-emergency medical transportation services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports and (iii) other inter-facility transports.

  •
  Critical care transports are provided to medically unstable patients, such as cardiac patients and neonatal patients who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our critical care nurses, respiratory therapists, or specially trained critical care paramedics, medical specialists or by an employee of a healthcare facility to attend to a patient's specific medical needs.

  •
  Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation.

  •
  Other inter-facility transports, requiring advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as MRI testing, CAT scans, dialysis or radiation therapy, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs.

        Other Services.    In addition to our "911" emergency and non-emergency ambulance services, we provide the following services:

  •
  Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

  •
  Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, air medical transport programs and others.

  •
  Event Medical Services.  We provide medical stand-by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand-by support for numerous sports franchises, various NASCAR events, Hollywood production studios and other specialty events.

  •
  Paramedic Training.  We own and operate National College of Technical Instruction ("NCTI"), the largest paramedic training college in the United States, operating more accredited programs than any other school, with nearly 1,200 graduates in 2013.

  •
  Fixed-wing Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company that arranges fixed-wing air ambulance transportation services.

  •
  Community Paramedic, OnSite and Offshore EMS Services.  We provide mobile healthcare and patient monitoring at home for high "911" user patients and for post discharge patients in readmission prevention programs. Our health/safety solutions, telemedicine and risk avoidance programs are specifically developed for site based activity within the oil and gas industry.

Medical Personnel and Quality Assurance

        Approximately 76% of our 17,777 employees have daily contact with patients, including approximately 6,014 paramedics, 7,328 EMTs and 236 nurses. Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the U.S. Department of Transportation, such as those offered at our training institute, NCTI. Paramedic training involves over 1,000 hours of didactic and clinical education focused on advanced levels of care. In addition, specialized courses may be completed to target specific patient populations (such as pediatrics, geriatrics, trauma, burns, etc).

        In most communities, the local physician medical director (often in conjunction with a physician advisory board) develops medical protocols to be followed by paramedics and EMTs in a service area. In addition, real-time instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency physicians. This consultation allows for more comprehensive evaluation and treatment of difficult cases. Like physicians, both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training and/or examinations to maintain their certifications.

        AMR has a strong commitment to provide high-quality pre- and post-hospital emergency medical care. Our focus on patient care is based on the published medical literature, participation with leading academic medical centers throughout the country, affiliation with international efforts to improve clinical care in emergency medical services ("EMS"), and our innovative approach known as AMR Medicine. In each individual location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards. Our participation and leadership in national EMS organizations underscores the importance of our philosophy on patient care.

        Of note, our commitment to quality is also reflected in the fact that a number of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services ("CAAS"), representing 15% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

        Our internal patient billing services offices located across the United States invoice and collect for our services. We receive payment from the following sources:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs;

  •
  HMOs and private insurers;

  •
  individual patients;

  •
  fees for stand-by and event driven coverage, including from our national contract with FEMA; and

  •
  community subsidies.

        The table below presents AMR's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of AMR cash collections for the year ended December 31,
	2013	2012	2011
Medicare	32.1%	28.6%	27.8%
Medicaid	7.4	6.3	6.5
Commercial insurance/managed care	39.2	41.4	43.0
Self-pay	6.2	6.9	6.9
Fees	12.5	14.3	13.5
Subsidies	2.6	2.5	2.3

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements, and have the capability to electronically submit claims to the extent third party payors' systems permit. These systems also provide for tracking of accounts receivable and status of pending payments.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts, or uncompensated care, compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency medical transportation services. Our provision for uncompensated care generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations."

        State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government-paid subsidy to provide for uncompensated care, and permitted billing rates under contracts with a community or government agency.

        As a "911" emergency response provider, we are uniquely positioned for stable pricing as changes in reimbursement from Medicare or other payors can typically be offset by requesting increases in the rates we are permitted to charge for "911" services from the communities we serve. Communities and municipalities set these emergency allowable rates for commercial payors and, with limited exceptions, do not pay for services out of the tax base. These communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide "911" emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2013, we had 169 contracts with communities and government agencies to provide "911" emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our "911" contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2013, our top ten "911" contracts accounted for approximately $332 million, or 24% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 32 years.

        Our "911" emergency response arrangements typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

        Non-Emergency Transport.    We have more than 3,600 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

        Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan's network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider's members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies. We have contracts with large healthcare networks and insurers including Kaiser, Aetna, Healthnet, Cigna and SummaCare.

        We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

Dispatch and Communications

        Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management ("SSM") technology to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 48 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

        Emergency Transport.    Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives "911" emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en-route to the scene, the ambulance crew receives information concerning the patient's condition prior to the ambulance's arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, which also may be responding to a call.

        Non-Emergency Transport.    Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. We also offer on-line, web-enabled transportation ordering to certain facilities. We use our Millennium software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

Management Information Systems

        We support our operations with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes and financial support functions. Our technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

        We have three management information systems that we believe have significantly enhanced our operations: our electronic patient care record ("ePCR") technology, an electronic patient care record-keeping system, our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our medical transportation services are likely to be required.

Intellectual Property

        We have registered the trademarks American Medical Response and the AMR logo and certain other trademarks and service marks in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered the copyrights in our ePCR software and certain other copyrightable works. Copyright protection begins upon the creation of the copyrightable work and endures for the life of the author plus 70 years or, for a work made for hire that is unpublished, 120 years. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the American Medical Response and AMR trademarks and the ePCR, Millennium and SSM systems, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third party intellectual property are material to our business taken as a whole.

Sales and Marketing

        Our sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers.

        We respond to RFPs that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to an RFP, AMR's management team ensures that the proposal is in line with appropriate financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and customer goals.

        Over the last several years, AMR has developed a proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, which provides analytical support to AMR's differentiated clinical results. The inclusion of this data as part of our RFP submissions to support our clinical outcomes, as well as a recent initiative to improve and centralize our RFP writing process, has resulted in an increase in AMR's win rate for new "911" emergency services outsourcing contracts from municipalities.

Risk Management

        We train and educate all new employees on our safety programs including, among others, emergency vehicle operations, various medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign. We also work directly with manufacturers to design equipment modifications that enhance both patient and clinician safety.

        Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to incidents. Operations supervisors submit documentation of any incidents resulting in a claim to the third party administrator handling the claim. We have a dedicated liability unit with our third party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in a significant number of our vehicles in emergency response markets. During 2011 we equipped our vehicles with power stretchers, which we believe reduced the number of lifting injuries to our employees in 2012 and going forward.

Competition

        Our predominant competitors are fire departments and other local government providers. Based on the population of the top 200 cities, we estimate fire departments and other local government providers are approximately 52% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve. Based on the population of the top 200 cities, we estimate approximately 48% of communities currently outsource ambulance services. Of these communities that outsource, we believe approximately 69% contract with a local or regional provider, 10% contract with a hospital-based provider and 21% contract with a national provider.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing;

  •
  the ability to improve customer service, such as on-time performance and efficient call intake;

  •
  the ability to provide comprehensive clinical care;

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel; and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Falck, a Danish corporation which has increased its U.S. presence in the Northeast and Florida, Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana, Florida and California, and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $3 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co., through an insurance subsidiary of American International Group, Inc., through CNA or through our Cayman-based captive insurance subsidiary, EMCA. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

        Professional Liability.    Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, covers the first $5 to $5.5 million for policy periods from April 15, 2002 through April 1, 2010, and covers the first $3 million after April 1, 2010 and through the present. We have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million to $20 million for each separate policy period.

Environmental Matters

        We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. Non-compliance with these requirements may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.

        Certain environmental laws impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, there can be no guarantee that these releases or newly discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Employees

        The following is the breakdown of our employees by job classification as of December 31, 2013.

Job Classification	Full-time	Part-time	Total
Paramedics	3,951	2,063	6,014
Emergency medical technicians	4,415	2,913	7,328
Nurses	110	126	236
Support personnel	3,608	591	4,199

Total	12,084	5,693	17,777

        Approximately 44% of AMR employees are represented by 37 active collective bargaining agreements. There are 25 operational locations representing approximately 4,795 employees currently in the process of negotiations or will be subject to negotiation in 2014. In addition, six collective bargaining agreements, representing 600 employees will be subject to negotiations in 2015. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Competitive Strengths

        We believe the following competitive strengths position us to capitalize on the favorable healthcare services industry trends:

        Leading Player in Large and Highly Fragmented Markets.    In 2013, we had a total of 14.9 million weighted patient encounters and weighted transports across approximately 2,100 communities. We are one of the largest outsourced providers in our markets, though we estimate that EmCare has only a 9% share of the total ED services market, AMR has only a 6% share of the total ambulance market, and our other services have no more than a 4% share of their respective total markets. Due to our scale and scope, we are able to offer our customers integrated services and national contracting capabilities, while demonstrating differentiated clinical outcomes across our businesses. We have developed strong brand recognition and competitive advantages in clinician recruitment as a result of our market position, clinical best practices and clinician leadership development programs. We believe that our scale and scope, when combined with our capabilities and comprehensive service offerings across the patient continuum, enable us to enter strategic business partnerships with multi-state hospital systems and communities, differentiating us from local and regional competitors. In addition, we believe that our track record of consistently meeting or exceeding our customers' service expectations allows us to continue to compete effectively in the bidding process for new contracts. Given our market positions and the highly fragmented markets in which we provide our services, we believe there continue to be significant opportunities to grow market share by obtaining new contracts and through targeted acquisitions.

        Strong and Consistent Revenue Growth from Diversified Sources.    We have a history of delivering strong revenue growth through a combination of new contracts, same-contract revenue growth and acquisitions. We believe that our significant new contract revenue growth has been driven by our differentiated service offerings and ability to deliver efficient, high-quality care. Further, new contract growth has been accelerating since 2011 as a result of our integrated service offerings and the success of each of EmCare and AMR in cross-selling services to their respective customers. Our new contract pipeline remains robust across each of our businesses. In 2013, 61% of EmCare new contracts were signed with facilities not previously utilizing its services. We believe that same-contract revenue growth is supported by consistent underlying market volume trends and stable pricing due to the emergency nature of many of our services. Market volumes have been driven primarily by the non-discretionary nature of our services, aging demographics and primary care physician shortages that drive additional patients to emergency rooms. Furthermore, we expect that the PPACA will increase patient volumes and provide reimbursement opportunities with respect to previously uninsured patients. To supplement our same-contract and new contract organic growth, we have a proven track record of executing strategic acquisitions to expand our service lines and market presence.

        Differentiated Service Model Well-Positioned for Growth.    We provide a broad set of clinically-based solutions designed to enable healthcare providers, hospital systems, communities and payors to realize economic and clinical benefits. EmCare is differentiated by providing integrated physician and clinician resource management across multiple service lines, utilizing comprehensive evidence-based clinical protocols and employing a data-driven process to more effectively recruit and retain physicians. AMR is differentiated by its clinical expertise, logistics management, dispatch and communication center expertise and disaster response on a local and national level. Evolution Health, which draws upon the competencies of EmCare and AMR, partners with payors, hospitals and hospitalist physicians to provide physician-led coordinated care teams in multiple settings. The quality and cost-effectiveness of care delivered by these care teams is enhanced by our medical command center for remote tele-medicine, our community-based paramedics for in-home patient monitoring and our transportation services for transferring patients between medical settings. Through the coordination of care among our service lines, we believe that we can deliver a differentiated offering of comprehensive care solutions across the patient continuum.

        Ability to Attract and Retain High-Quality Physicians and Other Clinicians.    Through our differentiated recruiting databases and processes, we are able to identify and target high-quality clinicians, many with a local market connection, to optimally match the needs of our facility-based and community-based customers. We offer physicians and other clinicians substantial flexibility in terms of geographic location, scheduling work hours, benefit packages and opportunities for career development. We also offer clinicians the ability to provide care across the patient continuum, including in pre-hospital, hospital and post-hospital environments. We believe that our national presence and operating infrastructure enable us to provide attractive opportunities for our clinicians to enhance their skills through extensive clinical and leadership development programs. At EmCare, we have established what we believe is a highly effective medical director leadership development program. At AMR, we believe we have developed the largest paramedic and emergency medical technician training program in the country. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our strong contract and clinician retention rates and allow us to efficiently recruit clinicians to support our robust new contract pipeline across each of our businesses.

        Significant Recurring Revenue with Strong and Stable Cash Flow.    We believe that our business model and the contractual nature of our businesses drive a meaningful amount of recurring revenue. We believe that our ability to consistently deliver high levels of customer service to improve our customers' key metrics is illustrated by our long-term customer relationships. The ten largest customers at EmCare and AMR have an average tenure of 12.5 and 32 years, respectively. During 2013, approximately 89% of our net revenue was generated under exclusive contracts that historically have yielded high retention rates. We believe that our recurring revenue, when combined with our attractive operating margins and relatively low capital expenditure and working capital requirements, has resulted in strong and predictable cash flows. We believe that our geographic, customer, facility and service line diversification further supports the stability of our business model and cash flows.

        Efficient Cost Structure and Disciplined Approach to Sustainable Growth.    We have a strong track record of achieving profitable growth, increasing operating margins and identifying cost reduction opportunities. From 2008 to 2013, our revenue grew at a compound annual growth rate ("CAGR") of 9.1%. Over the same time period, our Adjusted EBITDA CAGR was 12.5%, with Adjusted EBITDA margins increasing 171 basis points, which we believe was driven primarily by our disciplined approach to obtaining new business as well as continued efficiency and productivity improvements. We have improved our AMR operations by investing in enhanced deployment technology and processes, re-aligning our support costs and exiting certain underperforming contracts, resulting in improved operating margins. At EmCare, we have implemented initiatives to improve physician productivity, including more efficient scheduling around peak and off-peak hours, use of mid-level providers and re-aligning physician compensation programs, each of which resulted in improved hospital metrics. We believe there are significant additional opportunities to improve productivity and reduce operating costs.

        Scalable Technologies and Systems.    As the healthcare industry evolves towards value-based care, we believe that our technology investments and underlying technology infrastructure will facilitate improved productivity and patient outcomes. Our recent proprietary technology investments include: (i) real-time patient reporting systems at EmCare to enhance tracking of key patient metrics and improve information flow to our hospital customers, (ii) ePCR at AMR to enhance clinical data collection and improve billing system automation and (iii) innovative medical command center at Evolution Health, which provides for clinical intervention with patients through remote access to physicians and other clinicians and tele-medicine solutions. We believe that our existing technology infrastructure and continued technology investments will enhance our value proposition and further differentiate us from our competitors.

        Strong and Experienced Management Team with Demonstrated Track Record of Performance.    We have a strong and innovative senior management team who established a track record of success while working together at our company for more than a decade. We are led by William Sanger, our Chief Executive Officer, who has 38 years of industry experience. Randel Owen, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has 31 years of industry experience. Todd Zimmerman, EmCare's Chief Executive Officer and one of our Executive Vice Presidents, has 23 years of industry experience. Edward Van Horne, the President of AMR, has 24 years of industry experience. Our management team has recently implemented a number of value-enhancing initiatives which have resulted in strong organic revenue growth and improved operating margins.

Business Strategy

        We intend to enhance our leading market positions by implementing the following key elements of our business strategy:

        Capitalize on Organic Growth Opportunities.    Our scale and scope, leading market positions and long operating history combined with our value-enhancing initiatives since 2011, provide us with competitive advantages to continue to grow our business. We intend to gain market share from local, regional and national competitors as well as through continued outsourcing of clinical services by healthcare facilities, communities and payors. We believe that EmCare is well-positioned to continue to generate significant organic growth due to its integrated service offerings, differentiated, data-driven processes to recruit and retain physicians, scalable technology and sophisticated risk management programs. We believe these factors have driven EmCare's strong track record in obtaining new contracts and retaining existing customers. At AMR, we believe market share gains will be driven by our strong clinical expertise, high-quality service, strong brand recognition and advanced information technology capabilities. In particular, our proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, provides analytical support to AMR's differentiated clinical results and has been a key factor in obtaining new contracts. We anticipate driving significant organic growth in Evolution Health by adding new contracts to meet the demand for physician-led care management solutions outside the hospital.

        Grow Complementary and Integrated Service Lines.    Our continued focus on cross-selling and offering integrated services across the patient continuum has helped hospital systems, communities and payors to realize economic benefits and clinical value for patients. We continue to enter complementary service lines at both EmCare and AMR that are designed to leverage our core competencies. At EmCare, we continue to expand and integrate our ED, anesthesiology, hospitalist, post-hospital, radiology, tele-radiology and surgery services. Our ability to cross-sell EmCare services is enhanced by our national and regional contracts that provide preferred access to certain healthcare facilities throughout the United States. In addition, our Complete Care package, which is an integrated offering of ED and hospitalist services in primarily rural communities, has been one of our most successful recent initiatives at adding new customers. These factors, among others, have increased the percentage of healthcare facilities utilizing multiple EmCare service lines from 11% in 2009 to 22% in 2013. At AMR, we have expanded service lines, such as our managed transportation operations, fixed-wing air transportation services and community paramedic programs, with both new and existing customers. We expect Evolution Health to be a catalyst for cross-selling our services across all of our businesses and not just within a particular segment or service line.

        Supplement Organic Growth with Selective Acquisitions.    The markets in which we compete are highly fragmented, with only a few national providers. We believe we have a successful track record of completing and integrating selective acquisitions in both our EmCare and AMR segments that have enhanced our presence in existing markets, facilitated our entry into new geographies and expanded the scope of our services. For the five-year period from 2007 through 2011, we successfully completed and integrated 24 acquisitions that were funded primarily through operating cash flows. In 2012 and 2013, we acquired five companies in each year for total consideration of more than $190 million and $34 million, respectively. We combined two of these acquired entities in 2012 to create our Evolution Health business. We believe there are substantial opportunities for additional acquisitions across our businesses. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity.

        Enhance Operational Efficiencies and Productivity.    We believe there continue to be significant opportunities to build upon our success in improving our productivity and profitability. At AMR, we expect to benefit from additional investments in technology aimed at improving deployment of our resources. We also expect to benefit from enhancing our ePCR billing and clinical data collection capabilities. In addition, we believe there are opportunities in areas such as optimization of field operations and fleet management. At EmCare, we continue to focus on initiatives to improve productivity. These include more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs and improving and re-aligning compensation programs. Furthermore, in both segments, we will continue to utilize risk mitigation programs for loss prevention and early intervention including continued use of clinical "fail-safes" and technology and equipment in ambulances to reduce vehicular incidents and lifting injuries. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies. Opportunities include improved efficiencies in the deployment of our ambulance resources, enhancing our risk-mitigation program, improving billing/collection cycle times and reducing costs with the implementation of electronic medical record systems at our client facilities.

        Expand our Evolution Health Business.    We believe that our strong market positions in integrated facility-based physician services and community-based medical transportation services uniquely position us to provide physician-led care management solutions outside the hospital. We offer an attractive value proposition through our business model which helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self-care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe our business model can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. We are implementing our strategy by first utilizing analytics to identify eligible patients and then employing multiple techniques and physician-led services to manage the quality and cost of patient care, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, tele-monitoring and tele-medicine.

Regulatory Matters

        As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2013, we received approximately 22% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

        Reimbursement to us typically is conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors that could complicate our billing include:

  •
  disputes between payors as to which party is responsible for payment,

  •
  the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government, and

  •
  failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

        Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a determination is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

        We establish an allowance for discounts applicable to Medicare, Medicaid and other third party payors and for doubtful accounts, or uncompensated care, based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts, or uncompensated care, on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through rate increases to specific payors, cost reductions, increased volume, the introduction of additional procedures or otherwise.

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon the Physician Fee Schedule which contains a list of uniform rates. The payment rates under the Physician Fee Schedule are determined based on (i) national uniform relative value units for the services provided, (ii) a geographic adjustment factor and (iii) a conversion factor. Payment rates under the Physician Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index ("MEI"), which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate ("SGR"). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Physician Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. For 2012, the Center for Medicaid and Medicare Services ("CMS") projected a rate reduction of 27.4% under the statutory formula. The American Taxpayer Relief Act, enacted January 2, 2013 postponed the reductions through December 31, 2013, which was extended until March 31, 2014 under the Continuing Appropriations Resolution 2014 (Public Law 113-67). Congress has been working in the first quarter of 2014 to pass a bill that permanently repeals and replaces the SGR formula, as well as a permanent extension to the work floor for rural and small hospitals. Medicare reimbursement to physicians could be reduced approximately 25% after March 31, 2014 unless Congress takes further action.

        Medicare Reassignment.    The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to directly receive Medicare payments related to the services of independent contractor physicians. However, the Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. In 2004, CMS promulgated regulations implementing this statutory change. The regulations impose two additional program integrity safeguard requirements on reassignments made under the independent contractor exception. These require that both the entity receiving payment and the physician be jointly and severally responsible for any Medicare overpayment to that entity, and the physician have unrestricted access to claims submitted by an entity for services provided by the physician. We have taken steps to ensure all reassignments by independent contractor physicians comply with these regulatory requirements.

        Rules Applicable to Midlevel Practitioners.    EmCare utilizes physician assistants and nurse practitioners, sometimes referred to collectively as "midlevel practitioners", to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the midlevel practitioner's chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a midlevel practitioner's services are reimbursed at a rate equal to 85% of the Physician Fee Schedule amount. However, when a midlevel practitioner assists a physician who is directly and personally involved in the patient's care, we often bill for the services of the physician at the full Physician Fee Schedule rates and do not bill separately for the midlevel practitioner's services. We believe our billing and documentation practices related to our use of midlevel practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

        The SNF Prospective Payment System.    Under the Medicare prospective payment system applicable to skilled nursing facilities ("SNFs"), the SNFs are financially responsible for some ancillary services, including certain ambulance transports ("PPS transports") rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF's Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services ("OIG") has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties.

        Paramedic Intercepts.    Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established "paramedic intercept" arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe AMR currently has procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

        Patient Signatures.    Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative as defined in the regulations, prior to submitting a claim for payment from Medicare. Historically, until January 1, 2008, an exception existed for situations where it is not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception is clearly documented and certain additional documentation was completed. This exception was historically interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations were revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtained the signature of a representative of the receiving facility, or other specified documentation from that facility as proof of transport and maintains certain other documentation. Following this change, until a subsequent change became effective on January 1, 2009, if we were unable to obtain the signature of a Medicare non-emergency patient or a qualified representative, we could not bill Medicare for the transport and were required to seek payment directly from the patient. These revised requirements exacerbated the difficulty ambulance providers historically had in complying with the patient signature requirements. Effective January 1, 2009, Medicare again revised the signature requirements to expand the exception to non-emergency patients for whom it is not reasonably possible to obtain a patient or representative signature, provided the specified requirements are met. Even with these changes, the requirement to obtain patient signatures or comply with the requirements for meeting the exception could adversely impact our cash flow because of the delays that may occur in meeting such requirements, or our inability to bill Medicare when we are unable to do so. Further, although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

        Physician Certification Statements.    Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill

Medicare for repetitive non-emergency transports provided to patients with chronic conditions, such as end-stage renal disease. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g., signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe AMR currently has procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply.

        Ambulance Services Fee Schedule.    In February 2002, the Health Care Financing Administration, now renamed CMS, issued the Ambulance Fee Schedule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 ("BBA") to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

        The Ambulance Fee Schedule categorizes seven levels of ground ambulance services, ranging from BLS to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year for inflation. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Ambulance Fee Schedule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare's allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient.

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The BBA modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period.

        Partially in response to the dramatic decrease in rates dictated by the BBA in such regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Modernization Act") made temporary modifications to the amounts payable under the Ambulance Fee Schedule in order to mitigate decreases in reimbursement in some regions caused by the Ambulance Fee Schedule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeded the national Ambulance Fee Schedule, the regional fee schedule was blended with the national Ambulance Fee Schedule on a temporary basis, until January 1, 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. As partial relief, effective July 1, 2008, the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase in rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2013 pursuant to legislative enactments, including, most recently, The American Taxpayer Relief Act, enacted January 2, 2013, and further extended until March 31, 2014 under the Continuing Appropriations Resolution 2014 (Public Law 113-67). We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

        Local Ambulance Rate Regulation.    State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance transport services. For example, in certain service areas in which we are the exclusive provider of ambulance transport services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

        Coordination of Benefits Rules.    When our services are covered by multiple third party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as coordination of benefits ("COB"). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a "secondary payor" only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

        Consequences of Non-compliance.    In the event any of our billing and collection practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing or reckless, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of the PPACA, statutory provisions were added which allow improper retention of an overpayment for 60 days or more to be a basis for a False Claim Act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

        The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. The PPACA includes a provision codifying this view as to the Anti-Kickback Statute by stating that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. As part of the PPACA, Congress amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, making it easier for the government to prove that a defendant had the requisite state of mind or "scienter" required for a violation. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") in which parties can seek an advisory opinion from the OIG.

        We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to SNFs, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on the U.S. Department of Health and Human Services ("HHS") and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See "—Corporate Compliance Program and Corporate Integrity Obligations".

        Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies (i) transports for which the facility must pay the ambulance company and (ii) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG's views. In 2006, we entered into a settlement with the DOJ and a Corporate Integrity Agreement ("CIA") to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The term of that CIA has expired, we have filed a final report, and this CIA was released in February 2012.

        The OIG has also addressed potential violations of the Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control "911" patient referrals and ambulance companies which receive such referrals may violate the Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti-Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Fee-Splitting; Corporate Practice of Medicine

        EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician's professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

        We are also subject to the federal self-referral prohibitions, commonly known as the "Stark Law". Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

        We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters". The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

        Another statute, commonly referred to as the Civil Monetary Penalties Law, imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs.

        Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of HIPAA

        Among other directives, the Administrative Simplification Provisions of HIPAA required the federal HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable personal health information ("PHI") by "HIPAA covered entities", which include entities like AMR and EmCare.

        In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic PHI received, maintained or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

        The American Recovery and Reinvestment Act, enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to "HIPAA business associates", which include EmCare when we are working on behalf of our affiliated medical groups. A final rule implementing HITECH was published in the Federal Register on January 25, 2013. That rule, which has been enforced by HHS since September 23, 2013, enhances the protection of PHI and steps up penalties for violations of HIPAA.

        Violations of the HIPAA privacy and security standards, as amended by HITECH, may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with the "breach notification" regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of "unsecured PHI" as defined by HHS guidance, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

        Under HITECH, State Attorneys General now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of HITECH, we expect increased federal and state HIPAA privacy and security enforcement efforts.

        Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

        HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement International Classification of Diseases, 10th Edition ("ICD-10") for medical coding on October 1, 2013. In the final rule released August 24, 2012, CMS delayed ICD-10 compliance for one year, moving the date from October 1, 2013 to October 1, 2014. We believe we have complied with these mandates.

Fair Debt Collection Practices Act

        Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

        We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third party payor, including commercial insurers, not just those reimbursed by a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

        Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation and Related Laws and Guidelines

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. See "Risk Factors—Risks Related to Healthcare Regulation—Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties".

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 ("EMTALA"), which prohibits "patient dumping" by requiring hospitals and hospital EDs and others to assess and stabilize any patient presenting to the hospital's EDs or urgent care center requesting care for an emergency medical condition, regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

        In addition to EMTALA and its state law equivalents, significant aspects of our operations are affected by state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure.

        While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

Antitrust Laws

        Antitrust laws such as the Sherman Act and state counterparts prohibit anticompetitive conduct by separate competitors, such as price fixing or the division of markets. Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to antitrust laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. Although we believe we have structured our physician contracts to substantially comply with these laws, we cannot assure you that antitrust regulatory agencies or a court would not find us to be non-compliant.

Corporate Compliance Program and Corporate Integrity Obligations

        We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and our policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (i) business ethics, (ii) compliance with applicable federal, state and local laws, and (iii) business conduct. We have an Ethics and Compliance Department whose focus is to prevent, detect and mitigate regulatory risks. We attempt to accomplish this mission through:

  •
  providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan,

  •
  conducting internal audits and reviews to identify any improper practices that may be occurring,

  •
  resolving regulatory matters, and

  •
  enhancing the ethical culture and leadership of the organization.

        The OIG has issued a series of Compliance Program Guidance documents in which the OIG has set out the elements of an effective compliance program. We believe our compliance program has been structured appropriately in light of this guidance. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

  •
  formal policies and written procedures,

  •
  designation of a Compliance Officer,

  •
  education and training programs,

  •
  internal monitoring and reviews,

  •
  responding appropriately to detected misconduct,

  •
  open lines of communication, and

  •
  discipline and accountability.

        In addition, our Board of Directors reviews our corporate compliance program on an annual basis. The Board of Directors made a determination that the program was effective for 2013.

        Our corporate compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve, and in compliance with all applicable laws and policies. Notwithstanding the foregoing, we audit compliance with our compliance program on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

        As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. A provision passed as part of healthcare reform legislation requires that any overpayments be refunded within sixty days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

        When the U.S. Government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a CIA with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations were and are subject to two separate CIAs with the OIG. The first CIA relates to the settlement of an investigation into alleged violations of the Anti-Kickback Statute in Texas and covers the period of September 2005 through September 2011. We have completed our obligations under that CIA, including our final report, and this CIA was released in February 2012. The second CIA relates to the settlement of an investigation into alleged AMR conduct arising in its New York City operations and covers the period of May 2011 through May 2016. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements (i) a compliance officer and committee, (ii) written standards including a code of conduct and policies and procedures, (iii) general and specific training and education, (iv) claims review by an independent review organization,

(v) disclosure program for reporting of compliance issues or questions, (vi) screening and removal processes for ineligible persons, (vii) notification of government investigations or legal proceedings, (viii) establishment of safeguards applicable to our contracting processes and (ix) reporting of overpayments and other "reportable events". In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR's services in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture. The divesture was completed on July 1, 2013.

        If we fail or if we are accused of failing to comply with the terms of our existing CIAs, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. Government in the future we may be required to enter into additional CIAs.

        See Item 1A, "Risk Factors—Risk Related to Healthcare Regulation" for additional information related to regulatory matters.

Additional Information

        Our principal executive offices are located at 6200 S. Syracuse Way, Suite 200, Greenwood Village, CO 80111, and our general telephone number at that address is (303) 495-1200. We were incorporated in February 2011 in the State of Delaware. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company's officers and directors also file statements of changes in beneficial ownership on Form 4 with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC's Internet site (www.sec.gov). We maintain an Internet website at http://www.evhc.net and make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, compliance, and corporate governance and nominating committees are also available on our website www.evhc.net under the headings "Corporate Governance" and "Code of Business Conduct and Ethics."

        Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.

Executive Officers of the Registrants

        Set forth below are the name, age, position and description of the business experience of our executive officers. The respective age of each individual in the table below is as of December 31, 2013.

Name	Age	Title(s)
William A. Sanger	63	Director, President and Chief Executive Officer
Randel G. Owen	54	Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer
Todd G. Zimmerman	48	President and Chief Executive Officer of EmCare and Executive Vice President
Edward Van Horne	44	President of AMR
Dighton C. Packard, M.D.	65	Chief Medical Officer
Steve G. Murphy	59	Senior Vice President of Government and National Services
Kimberly Norman	48	Senior Vice President of Human Resources
Steve W. Ratton, Jr.	52	Executive Vice President, Chief Strategy Officer and Treasurer
Nicholas A. Poan	35	Senior Vice President, Chief Accounting Officer and Controller
Craig A. Wilson	45	Senior Vice President, General Counsel and Secretary

        William A. Sanger has been a director, the President and the Chief Executive Officer of Holding since May 2011. In addition, he has been the Chief Executive Officer of Corporation and its predecessor since February 2005, and the President of Corporation since 2008. Mr. Sanger was appointed President of EmCare in 2001 and Chief Executive Officer of EmCare and AMR in June 2002. Mr. Sanger served as President and Chief Executive Officer of Cancer Treatment Centers of America, Inc. from 1997 to 2001. Mr. Sanger is also a co-founder of BIDON Companies where he has been a Managing Partner since 1999. From 1994 to 1997, Mr. Sanger was co-founder and Executive Vice President of PhyMatrix Corp., then a publicly traded diversified health services company. In addition, Mr. Sanger was President and Chief Executive Officer of various other healthcare entities, including JFK Health Care System. Mr. Sanger serves as the Chairman of the board of directors of Vidacare Corporation, a medical device company, and is also a director of Carestream Health, Inc. Mr. Sanger has more than 30 years of experience in the healthcare industry, and we believe his experience both as an entrepreneur and a seasoned public company executive, including eight years of experience in different capacities with EmCare and AMR, make him uniquely qualified to serve in his role. Mr. Sanger has an M.B.A. from the Kellogg School of Management at Northwestern University.

        Randel G. Owen has been a director since August 2011, the Chief Financial Officer and Executive Vice President since May 2011 and the Chief Operating Officer since September 2012, all of Holding. He has served as Chief Financial Officer since February 2005 and as Executive Vice President since December 2005 of Corporation and its predecessor. In addition, Mr. Owen was appointed Executive Vice President and Chief Financial Officer of AMR in March 2003. He joined EmCare in July 1999 and served as Executive Vice President and Chief Financial Officer from June 2001 to March 2003. Mr. Owen is also a director of First Cash Financial Services, Inc. Before joining EmCare, Mr. Owen was Vice President of Group Financial Operations for PhyCor, Inc., a medical clinic operator, in Nashville, Tennessee from 1995 to 1999. Mr. Owen has more than 25 years of financial experience in the healthcare industry, and we believe his extensive financial background, financial reporting expertise, and knowledge of operations to be valuable contributions to the Board of Directors. Mr. Owen received an accounting degree from Abilene Christian University.

        Todd G. Zimmerman has been Executive Vice President of Holding since May 2011 and of Corporation and its predecessor since December 2005, the President of EmCare since April 2010 and the Chief Executive Officer of EmCare since February 2013. Prior to this role, he served as General Counsel of Corporation and its predecessor from February 2005 through March 2010. Mr. Zimmerman was appointed General Counsel and Executive Vice President of EmCare in July 2002 and of AMR in

May 2004. Mr. Zimmerman joined EmCare in October 1997 in connection with EmCare's acquisition of Spectrum Emergency Care, Inc., an ED and outsourced physician services company, where he served as Corporate Counsel. Prior to joining Spectrum in 1997, Mr. Zimmerman worked in the private practice of law for seven years, providing legal advice and support to various large corporations. Mr. Zimmerman received his B.S. in Business Administration from St. Louis University and his J.D. from the University of Virginia School of Law.

        Edward Van Horne has been President of AMR since June 2013. Prior to his current position, he served as the Chief Executive Officer for AMR's South Region from January 2007 to June 2013, encompassing the southern and southeastern United States. Mr. Van Horne also served in management positions with AMR as a market General Manager and Vice President of Business Development from November 2002 through December 2006. Mr. Van Horne holds a B.S. from Rochester Institute of Technology and an M.B.A. from the University of Phoenix and started his career in ambulance services in 1990.

        Dighton C. Packard, M.D. has been Chief Medical Officer of Holding since May 2011, of Corporation and its predecessor since April 2005 and of EmCare since 1990. Dr. Packard is also the Chairman of the Department of Emergency Medicine at Baylor University Medical Center in Dallas, Texas, and a member of the Board of Trustees for Baylor University Medical Center. Dr. Packard has practiced emergency medicine for more than 30 years. He received his B.S. from Baylor University at Waco and his M.D. from the University of Texas Medical School at San Antonio.

        Steve G. Murphy has been Senior Vice President of Government and National Services of Holding since May 2011, of Corporation and its predecessor since December 2005 and of AMR since 2003. Prior to joining AMR in 1989, Mr. Murphy was National Vice President of Government Relations for CareLine Inc. and MedTrans, Inc., President and Chief Operating Officer of Pruner Health Services, Inc. and Chief Administrative Officer for Pruner's Napa Ambulance Service, Inc. Mr. Murphy has been active in EMS and the ambulance industry for more than 30 years. He holds a Registered Nursing Degree and has been certified as a Certified Emergency Nurse and Mobile Intensive Care Nurse.

        Kimberly Norman has been Senior Vice President of Human Resources of Holding since May 2011 and of Corporation and its predecessor since December 2005. Ms. Norman joined MedTrans, Inc. in June 1991 and joined AMR in 1997, when it merged with MedTrans. She has held various human resource positions for AMR, including Benefits Specialist, Manager of Human Resources and Employee Development, and Regional and National Vice President of Human Resources. Ms. Norman received her B.B.M. from the University of Phoenix and a Human Resource Management Certification from San Diego State University.

        Steve W. Ratton, Jr. has been Executive Vice President and Chief Strategy Officer of Holding since June 2013. He has also been Treasurer of Holding since May 2011 and of Corporation and its predecessor since February 2005. He previously served as the Senior Vice President of Mergers and Acquisitions of Holding from May 2011 to June 2013 and of Corporation and its predecessor from December 2005 to June 2013. Mr. Ratton joined EmCare in April 2003 as Executive Vice President and Chief Financial Officer. Prior to joining EmCare, Mr. Ratton served as Treasurer for Radiologix, Inc. from September 2001 to April 2003. Mr. Ratton was Vice President of Finance for Matrix Rehabilitation, Inc. from August 2000 to September 2001, and Director of Finance for PhyCor, Inc. from April 1998 to August 2000. Mr. Ratton has more than 20 years of experience in the healthcare industry, in both hospital and physician settings. Mr. Ratton has an accounting degree from the University of Texas at El Paso.

        Nicholas A. Poan was appointed as Senior Vice President, Chief Accounting Officer and Controller of both Holding and Corporation in November 2013. Previously, he was at Alliance Healthcare Services, a diagnostic imaging and cancer treatment company, for 10 years and served as both Senior Vice President—Corporate Finance and Chief Accounting Officer. Mr. Poan has a B.S. degree from Chapman University in Accounting.

        Craig A. Wilson has been Senior Vice President, General Counsel and Secretary of Holding since May 2011. He has also served as General Counsel of Corporation since April 2010 and Secretary of Corporation since August 2011. Mr. Wilson previously served as Assistant Secretary from April 2010 to August 2011 and Corporate Counsel of Corporation and its predecessor from February 2005 through March 2010. Mr. Wilson was Corporate Counsel of EmCare from March 2000 through February 2005. Prior to joining EmCare in 2000, Mr. Wilson worked in the private practice of law for seven years. Mr. Wilson received his B.S. in Business Administration and Political Science from William Jewell College and his J.D. from Northwestern University School of Law.

ITEM 1A.    RISK FACTORS

        You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report, when evaluating Holding and Corporation and their business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 84% of our net revenue for the year ended December 31, 2013, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates, and transports and patient volume. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risks Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations".

        We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because the law requires communities to provide "911" emergency response services and hospital EDs to treat all patients presenting to the ED seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult.

Our revenue would be adversely affected if we lose existing contracts.

        A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non-emergency transports. Substantially all of our net revenue in the year ended December 31, 2013 was generated under contracts, including exclusive contracts that accounted for approximately 89% of our 2013 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide

"911" services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

We may not accurately assess the costs we will incur under new contracts.

        Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. Starting new contracts in a number of our service lines may also negatively impact cash flow as we absorb various expenses before we are able to bill and collect revenue associated with the new contracts. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully recruit and retain physicians and other healthcare professionals with the qualifications and attributes desired by us and our customers.

        Our ability to recruit and retain affiliated physicians and other healthcare professionals significantly affects our performance under our contracts. Our customer hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts with us. This decreases the number of healthcare professionals who may be permitted to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities with which we contract, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success in retaining and winning new hospital contracts depends in part on our ability to recruit and retain physicians and other healthcare professionals to maintain and expand our operations.

Our non-compete agreements and other restrictive covenants involving physicians may not be enforceable.

        We have contracts with physicians and professional corporations in many states. Some of these contracts, as well as our contracts with hospitals, include provisions preventing these physicians and professional corporations from competing with us both during and after the term of our relationship with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. There can be no assurance that our non-compete agreements related to affiliated physicians and professional corporations will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

        Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including capitalizing on organic growth opportunities, growing complementary and integrated services lines, pursuing selective acquisitions, enhancing operational efficiencies and productivity, and expanding our Evolution Health business. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

        Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives.

Our margins may be negatively impacted by cross-selling to existing customers or selling bundled services to new customers.

        One of our growth strategies involves the continuation and expansion of our efforts to sell complementary services across our businesses. There can be no assurance that we will be successful in our cross-selling efforts. As part of our cross-selling efforts, we may need to offer a bundled package of services that are at a lower price point to existing or new customers as compared to the price of individual services or otherwise offer services which may put downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other services included in such package, we could face reputational harm which could negatively impact our relationships with our customers and ultimately our results of operations.

We may not succeed in our efforts to develop our Evolution Health business, which is subject to additional rules, prohibitions, regulations and reimbursement requirements that differ from our facility-based physician and medical transportation services.

        We have only recently expanded our EmCare physician-led services outside the hospital through the formation of Evolution Health. Currently, Evolution Health accounts for less than 5% of our consolidated net revenue and provides services in only four states. A key component of our growth strategy is to continue to expand our Evolution Health business by adding new customers and entering new geographic markets. As part of this strategy, we intend to expand the non-hospital care services we provide through Evolution Health to hospital systems, transitional care programs, accountable care organizations and health plans. This anticipated expansion will expose us to additional risks, in part because our Evolution Health business requires compliance with additional federal and state laws and regulations, including those that govern licensure, enrollment, documentation, prescribing, coding, and scope of practice, which may differ from the laws and regulations that govern our other businesses. For example, we utilize nurses and other allied health personnel in providing care to patients outside the acute-care setting. It is necessary for us to make sure that these personnel only provide services within the scope of their license. Compliance with applicable laws and regulations may result in unanticipated expenses. In addition, if we are unable to comply with the additional legal requirements, we could incur liability which could materially and adversely affect our business, financial condition or results of operations.

        The implementation of the PPACA is not complete, and is subject to various uncertainties that could affect our Evolution Health business, including (i) the degree to which the United States moves away from its traditional "fee-for-service" delivery model to an outcome-based delivery model, (ii) the number of additional healthcare consumers currently without means of payment that will ultimately gain access to insurance and (iii) the scope of reimbursement changes to the U.S. healthcare system. As such, there can be no assurance that our expansion efforts in this business will ultimately be successful. In addition, realizing growth opportunities in physician-led care management solutions outside the hospital setting will require significant attention from our management team, and if management is unable to provide such attention, implementation of this strategy could be delayed or hindered and thereby negatively impact our business.

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships under the PPACA. If this strategy is not successful, our financial performance could be adversely affected.

        In recent years, we have entered into strategic business partnerships with hospital systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. For example, EmCare entered into a joint venture agreement with a large hospital system to provide physician services to various healthcare facilities. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership is only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, would lead to the loss of our associated revenue and profits which may not be offset fully by the immediate proceeds of the sale of our stake. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

        In addition, we plan to take advantage of various opportunities afforded by the PPACA to enter into risk-based partnerships designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both when they are in the hospital and after they are discharged. Examples of such initiatives include the CMS Bundled Payments for Care Improvement initiative, the Medicare Shared Savings Program and the Independence at Home Demonstration. We view taking advantage of targeted initiatives in the new regulatory environment as an important part of our business strategy in order to develop our integrated service offerings across the patient continuum, further develop our relationships with hospitals, hospital systems and other payors and prepare for the possibility that Medicare may require us to participate in a capitated or value-based payment system for certain of our businesses in the future.

        Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas would ultimately be successful. In addition, if we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we may be subject to significant financial penalties depending on the program, and an unsuccessful implementation of such initiatives could materially and adversely affect our business, financial condition or results of operations.

We could be subject to lawsuits for which we are not fully reserved.

        Physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

        EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of CCC, which then reinsure the entire program, procured primarily by EmCare's wholly owned insurance subsidiary, EMCA. AMR currently has an insurance program which includes a combination of insurance purchased from third parties and large self-insured retentions and/or deductibles for all of its insurance programs subsequent to September 1, 2001. AMR reinsures a portion of these self-insured retentions and/or deductibles through an arrangement with EMCA. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

        Our liability to pay for EmCare's and certain of AMR's insurance program losses is partially collateralized by funds held through EMCA and letters of credit issued by Corporation and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. If our AMR losses with respect to such claims exceed the collateral held by AMR's insurance providers or the collateral held through EMCA, and the letters of credit issued by Corporation in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts.

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

        We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 ("ERISA") and regulations promulgated by the Internal Revenue Service ("IRS"), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

        Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly-implemented laws and regulations.

        In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys' fees and costs.

        See "—Risks Related to Healthcare Regulation".

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $175.4 million and $189.4 million as of December 31, 2013 and 2012, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

        Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The volatility experienced in the market has not had a material impact on our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

        We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

The high level of competition in our segments of the market for medical services could adversely affect our contract and revenue base.

        EmCare.    The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Hospital Physician Partners, The Schumacher Group, Sheridan Healthcare, California Emergency Physicians, National Emergency Services Healthcare Group, and IPC, some of which may have greater financial and other resources available to them, greater access to physicians or greater access to potential customers. We also compete against local physician groups and self-operated facility-based physician services departments for satisfying staffing and scheduling needs.

        AMR.    The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Falck, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. In 2011, the California state legislature passed legislation which may make public agencies eligible for additional federal funding for Medicaid ambulance transports. If these additional funds become available, it may provide an option to certain public agencies, including local fire departments, to enter into the ambulance transportation market or provide additional ambulance transports, which could increase competition in the California market. As of December 31, 2013, we are unaware of any public agencies receiving funds from this program.

We are required to make capital expenditures, particularly for our medical transportation business, in order to remain compliant and competitive.

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our net capital expenditures from purchases and sales of assets totaled $65.0 million, $53.0 million, and $64.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

        We depend on our senior management. The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

        We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

        Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

        Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

        As of December 31, 2013, we contracted with approximately 4,200 physicians and clinical personnel as independent contractors to fulfill our contractual obligations to customers. Because we treat these physicians as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these physicians is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these physicians as independent contractors by federal or state taxing authorities were successful and these physicians were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these physicians did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these physicians and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

Many of our AMR employees are represented by labor unions and any work stoppage could adversely affect our business.

        Approximately 44% of AMR employees are represented by 37 active collective bargaining agreements. There are 25 operational locations representing approximately 4,795 employees currently in the process of negotiations or will be subject to negotiation in 2014. In addition, six collective bargaining agreements, representing 600 employees will be subject to negotiations in 2015. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the past five years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $44 million. In its present form, the contract generates significant revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

We may be required to enter into large scale deployment of resources in response to a national emergency under our contract with FEMA, which may divert management attention and resources.

        We do not believe that a FEMA deployment adversely affects our ability to service our local "911" contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities, such as inter-facility transports, and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

Risks Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

        Our practitioners and our customers are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation.

        The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

        Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, the site of service and the identity of the practitioner who provided the service.

        We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (i) "coordination of benefits" rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors, (ii) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim, (iii) requirements that we make repayment within a specified period of time to any payor which pays us more than the amount to which we are entitled, (iv) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities, (v) "reassignment" rules governing our ability to bill and collect professional fees on behalf of our physicians, (vi) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats and (vii) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs".

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, HIPAA, the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

        A number of states have enacted false claims acts that are similar to the federal False Claims Act. Additional states are expected to enact such legislation in the future because Section 6031 of the Deficit Reduction Act of 2005 ("DRA") amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, such state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under such state's false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state's false claims act complies with the statutory requirements. Currently, at least 32 states and the District of Columbia have some form of state false claims act. As of April 2013, the OIG has reviewed 28 of these and determined that four of these satisfy the DRA standards. We anticipate this figure will continue to increase.

        In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

        On January 16, 2009, HHS released the final rule mandating that everyone covered by the Administrative Simplification Provisions of HIPAA, which includes EmCare and AMR, must implement ICD-10 for medical coding on October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD-9 codes. HHS subsequently postponed the deadline for implementation of ICD-10 codes until October 1, 2014. We may incur additional costs for computer system updates, training, and other resources required to implement these changes.

        Other changes to the Medicare program intended to implement Medicare's new "pay for performance" philosophy may require us to make investments to receive maximum Medicare reimbursement for our services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System (the "PQRS"), formerly known as the Medicare Physician Quality Reporting Initiative, which provides additional Medicare compensation to physicians who implement and report certain quality measures.

        If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

Under recently enacted amendments to federal privacy law, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

        HIPAA required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by "covered entities", which include EmCare and AMR.

        In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by covered entities or their business associates. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

        HITECH, as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to HITECH, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under HITECH, which now imposes mandatory penalties for certain violations of HIPAA that are due to "willful neglect". Penalties start at $100 per violation and are not to exceed $50,000, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. HITECH also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

        HITECH and implementing regulations enacted by HHS further require that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the "same facility". HITECH and implementing regulations specify that such notifications must be made "without unreasonable delay and in no case later than 60 calendar days after discovery of the breach". If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. These security breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee "snooping" into medical records could trigger the notification requirements.

        Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California's patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations.

        Our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as "the healthcare reform legislation", which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The PPACA, among other things, increases the number of individuals with Medicaid and private insurance coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthens enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes will not go into effect until 2014, and many require implementing regulations which have not yet been drafted or have been released only as proposed rules.

        The impact of many of these provisions is unknown at this time. For example, the PPACA provides for establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which HHS generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule (the "Physician Fee Schedule") for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups, beginning January 1, 2015, and all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

        In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at several healthcare system demonstration sites. The impact of these projects on us cannot be determined at this time.

        Furthermore, the PPACA may adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenues as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown.

        Following challenges to the constitutionality of certain provisions of the PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed HHS to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. As of February 2014, at least 24 states have implemented or are planning to implement the Medicaid expansion. It is uncertain whether the remaining states will implement the expansion at a later date, or whether any participating states will discontinue the expansion. While the PPACA will increase the likelihood that more people in the United States will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

If we are unable to timely enroll our providers in the Medicare program, our collections and revenue will be harmed.

        The 2009 Physician Fee Schedule rule substantially reduced the time within which providers can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the enrollment. In addition, the new enrollment rules also provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and midlevel providers within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll providers could have a material adverse effect on our business, financial condition or results of operations.

        In addition, the PPACA added additional enrollment requirements for Medicare and Medicaid enrollment. Those statutory requirements have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals, and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely (and typically very short) basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare could deny continued future enrollment or revoke our enrollment and billing privileges.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

        A number of laws bear on our relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues.

        Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business.

        Various licensing and certification laws, regulations and standards apply to us, our affiliated physicians and our relationships with our affiliated physicians. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

        Adverse judicial or administrative interpretations could result in a finding that we are not in compliance with one or more of these laws and rules that affect our relationships with our physicians.

        These laws and rules, and their interpretations, may also change in the future. Any adverse interpretations or changes could force us to restructure our relationships with physicians, professional corporations or our hospital customers, or to restructure our operations. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenue under existing contracts. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such debt or require the refinancing of such debt.

Our relationships with healthcare providers and facilities and our marketing practices are subject to the federal Anti-Kickback Statute and similar state laws, and we entered into a settlement in 2006 for alleged violations of the Anti-Kickback Statute.

        We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of "remuneration" in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. "Remuneration" has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Recognizing that the federal Anti-Kickback Statute is broad, Congress authorized the OIG to issue a series of regulations, known as "safe harbors". These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

        In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain "safe harbor" conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

        Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA. The term of that CIA has expired, we have filed a final report with the OIG and this CIA was released in February 2012.

        There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in the PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, the PPACA amended the Anti-Kickback Statute in a manner which makes it easier for the government to demonstrate intent to violate the statute which is an element of a violation.

        In addition to AMR's contracts with healthcare facilities and public agencies, other marketing practices or transactions entered into by EmCare and AMR may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

        If we are found to have violated the Anti-Kickback Statute or a similar state statute, we may be subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA.

Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws with which we must comply in order to maintain authorization to provide, or receive payment for, our services. For example, Medicare and Medicaid require that we complete and periodically update enrollment forms in order to obtain and maintain certification to participate in programs. Compliance with these requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these requirements can lead not only to delays in payment and refund requests, but in extreme cases can give rise to civil or criminal penalties.

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Our changes in corporate structure and ownership involving changes in our beneficial ownership required us in some instances to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs. The extent of such notices and filings may vary in each jurisdiction in which we operate, although those regulatory entities requiring notification generally request factual information regarding the new corporate structure and new ownership composition of the operating entities that hold the applicable licensing and certification.

        While we have made reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

        In the last seven years, we have entered into two settlement agreements with the U.S. Government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti-Kickback Statute. In May 2011, AMR entered into a settlement agreement with the U.S. Department of Justice ("DOJ") and a CIA with the OIG to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

        In connection with the September 2006 settlement for AMR, we entered into a CIA which required us to maintain a compliance program which included the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). The term of that CIA has expired, we have filed a final report with the OIG and this CIA was released in February 2012.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. We entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing.

        In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR's service in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture. The divestiture was completed on July 1, 2013.

        In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney's Office for the Central District of California ("USAO") seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

        On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with Health Management Associates, Inc. ("HMA"). The Company has been cooperating with the government during its investigation and, as such, continues to gather responsive documents. During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA have been unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, disclosed whether it will intervene in these matters as they relate to the Company. The Company continues to engage in meaningful dialogue with the relevant government representatives and, at this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare's relationship with Community Health Services, Inc. ("CHS"). The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from these investigations.

        In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company is cooperating with the Department during its investigation and, as such, is in the process of gathering responsive documents, formulating a response to the subpoena, and is seeking to engage in a meaningful dialogue with the relevant New Hampshire Department of Insurance and Attorney General's Office representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

        We cannot assure you that the CIAs or the compliance program we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The PPACA was signed into law in 2010 and is currently in the implementation stages. See "—Risks Related to Healthcare Regulation—The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations". The PPACA and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the healthcare delivery system.

        We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors' reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

        We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

        In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as "MedPAC", provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. MedPAC issued a Report to the Congress on Medicare and the Health Care Delivery System in June 2013. In that report, MedPAC recommended reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

        Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Physician payments under the Physician Fee Schedule are updated on an annual basis according to a SGR. Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction). The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and the American Taxpayer Relief Act, enacted January 2, 2013, extended this through December 31, 2013.

        On December 26, 2013 the president signed into law the Continuing Appropriations Resolution 2014 (Public Law 113-67), which included a 3-month delay in the SGR 20% cuts, and a small update of

0.5% in the conversion factor (the dollar amount paid per Relative Value Unit "RVU"). Further, the bill also extended the national floor of 1.0 for the Geographic Practice Cost Index (GPCI). This factor geographically adjusts the "work" portion of each RVU before it is paid, based on the locality labor costs. This "work floor" set at the national average labor rate of 1.0 was set to expire after December 31, 2013. Like the SGR delays, the work floor will expire starting April 1, 2014. Therefore, Congress is working in the first quarter of 2014 to pass a bill that permanently repeals and replaces the SGR formula, as well as a permanent extension to the work floor for rural and small hospitals. However, despite the benefits of the delays in both SGR cuts and the RVU's work floor, the Congressional actions do not avert the scheduled 2% sequestration cuts for Medicare.

        The modest update factor of 0.5% does not translate to 2014 payment rates increased uniformly from the 2013 level for all physician procedures. Rather, from year-to-year some physician specialties, including EmCare's physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lower payments due to a variety of regulatory factors. Each physician service bill codes given weights that measure its costliness relative to other physician services. CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts. For 2014, CMS published estimates of changes by specialty based on a number of factors. The full impact of these changes on any given practice went into effect at the beginning of 2014. CMS estimated that the impact for 2014 is a 2% increase for emergency medicine, 1% increase in anesthesiology, a 1% increase for internal medicine, and a 2% reduction in radiology. At this time, we cannot predict the impact, if any, these changes will have on EmCare's future revenues.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that federal, state and local governments will not impose reductions in the fee schedules or rate regulations applicable to our services in the future. Any such reductions could have a material adverse effect on our business, financial condition or results of operations.

        On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the "Budget Control Act") was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the "Joint Committee") was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee's recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of the cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts took effect in January 2014, further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113-67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness.

        We have substantial indebtedness. As of December 31, 2013, we had total indebtedness, including capital leases, of approximately $1,907.7 million, including, $607.8 million of Corporation's 8.125% Senior Notes due 2019 ("2019 Notes"), $1,298.7 million of borrowings under the senior secured term loan facility ("Term Loan Facility"), and approximately $1.2 million of other long-term indebtedness. In addition, as of December 31, 2013, after giving effect to approximately $132.5 million of letters of credit issued under the asset-backed revolving credit facility ("ABL Facility"), we are able to borrow approximately $279.9 million under the ABL Facility. As of December 31, 2013, we also had approximately $153.2 million in operating lease commitments.

        The degree to which we are leveraged may have important consequences for holders of our common stock. For example, it may:

  •
  make it more difficult for us to make payments on our indebtedness;

  •
  increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

  •
  expose us to the risk of increased interest rates because any borrowings we make under the ABL Facility, and our borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

  •
  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  place us at a competitive disadvantage compared to competitors that have less indebtedness; and

  •
  limit our ability to borrow additional funds that may be needed to operate and expand our business.

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness.

        We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The Company is not subject to any restriction on its ability to incur indebtedness. The terms of the indenture governing the Senior Notes due 2019 ("2019 Notes") and the credit agreements governing the ABL Facility and the Term Loan Facility do not fully prohibit our subsidiaries and our affiliated professional corporations from doing so. If the Company's subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indenture governing the 2019 Notes, the Company's subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $132.5 million of letters of credit issued under the ABL Facility, as of December 31, 2013, we are able to borrow an additional $279.9 million under the ABL Facility.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

        The Company and Corporation are each holding companies, and as such they have no independent operations or material assets other than their ownership of equity interests in their respective subsidiaries and our subsidiaries' contractual arrangements with physicians and professional corporations. The Company and Corporation each depend on their respective subsidiaries to distribute funds to them so that they may pay their obligations and expenses, including satisfying their indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable it to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our respective indebtedness and fund our planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The indenture governing the 2019 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility restrict the ability of our subsidiaries to engage in some business and financial transactions.

        Indenture.    The indenture governing the 2019 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends on, redeem or repurchase stock or make other distributions in respect of our capital stock;

  •
  make investments;

  •
  repurchase, prepay or redeem subordinated indebtedness;

  •
  agree to payment restrictions affecting the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

  •
  incur additional liens;

  •
  transfer or sell assets;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        Senior Secured Credit Facilities.    The credit agreements governing the ABL Facility and the Term Loan Facility (together, the "Senior Secured Credit Facilities") contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends on, redeem or repurchase stock or make other distributions in respect of our capital stock;

  •
  make investments;

  •
  repurchase, prepay or redeem junior indebtedness;

  •
  agree to payment restrictions affecting the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

  •
  incur additional liens;

  •
  transfer or sell assets;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with affiliates;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  make negative pledges; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        The credit agreement governing the ABL Facility also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the credit agreement governing the ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

        Our failure to comply with obligations under the indenture governing the 2019 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility may result in an event of default under that indenture or those credit agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        Our indebtedness under the ABL Facility bears interest at variable rates and, to the extent the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("LIBOR") exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2013, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point increase in interest rates would result in approximately a $17.5 million increase in annual interest expense on the ABL Facility and the Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing the 2019 Notes.

        Under the indenture governing the 2019 Notes, upon the occurrence of specific kinds of change of control, Corporation must offer to repurchase the 2019 Notes at a price equal to 101% of the principal amount of the 2019 Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the 2019 Notes would also constitute a default under the credit agreements governing the ABL Facility and the Term Loan Facility that permits the lenders to accelerate the maturity of borrowings thereunder and would require Corporation to offer to repurchase the 2019 Notes under the indenture governing the 2019 Notes. In addition, the ABL Facility and the Term Loan Facility may limit or prohibit the purchase of the 2019 Notes by us in the event of a change of control, unless and until the indebtedness under the ABL Facility and the Term Loan Facility is repaid in full. As a result, following a change of control event, Corporation may not be able to repurchase the 2019 Notes unless all indebtedness outstanding under the ABL Facility and the Term Loan Facility is first repaid and any other indebtedness that contains similar provisions is repaid, or Corporation may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the 2019 Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case Corporation may be unable to repay all indebtedness under the 2019 Notes. We may also require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the 2019 Notes may be limited by law. In order to avoid the obligations to repurchase the 2019 Notes and events of default and potential breaches of the credit agreements governing the ABL Facility and the Term Loan Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

Risks Related to Holding's Common Stock

Holding is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

        Holding's operations are conducted entirely through its subsidiaries and its ability to generate cash to fund all of its operations and expenses, to pay dividends or to meet any debt service obligations is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on Holding's common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on Holding's common stock, none of its subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the indenture governing the 2019 Notes and the agreements governing the ABL Facility and the Term Loan Facility significantly restrict the ability of Holding's subsidiaries to pay dividends, make loans or otherwise transfer assets to Holding. In addition, Delaware law may impose requirements that may restrict Holding's ability to pay dividends to holders of its common stock.

The market price of Holding's common stock may fluctuate significantly.

        The market price of Holding's common stock may fluctuate significantly. Among the factors that could affect Holding's stock price are:

  •
  industry or general market conditions;

  •
  domestic and international economic factors unrelated to Holding's performance;

  •
  changes in Holding's customers' preferences;

  •
  new regulatory pronouncements and changes in regulatory guidelines;

  •
  lawsuits, enforcement actions and other claims by third parties or governmental authorities;

  •
  actual or anticipated fluctuations in Holding's quarterly operating results;

  •
  changes in securities analysts' estimates of Holding's financial performance or lack of research and reports by industry analysts;

  •
  action by institutional stockholders or other large stockholders (including the CD&R Affiliates), including future sales;

  •
  speculation in the press or investment community;

  •
  investor perception of Holding and its industry;

  •
  changes in market valuations or earnings of similar companies;

  •
  announcements by Holding or its competitors of significant contracts, acquisitions or strategic partnerships;

  •
  any future sales of Holding's common stock or other securities; and

  •
  additions or departures of key personnel.

        The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of Holding's common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against Holding could result in substantial costs and a diversion of management's attention and resources, which would harm Holding's business, operating results and financial condition.

Future sales of shares by existing stockholders could cause Holding's stock price to decline.

        Sales of substantial amounts of Holding's common stock in the public market, or the perception that these sales could occur, could cause the market price of Holding's common stock to decline. As of March 1, 2014, we had 181,131,273 outstanding shares of common stock. Of these shares, all of the 79,925,000 shares of common stock sold in Holding's initial public offering and in the February 2014 secondary offering by certain of Holding's stockholders, including the CD&R Affiliates, are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless purchased by Holding's "affiliates" as that term is defined in Rule 144 under the Securities Act. The remaining shares of Holding's common stock outstanding as of March 1, 2014 are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exception from registration under Rule 701 under the Securities Act, subject to the terms of the lock-up agreements entered into by Holding, the CD&R Affiliates and Holding's executive officers and directors in connection with the February 2014 secondary offering.

        In August 2013, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under Holding's equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under Holding's plans will also be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by Holding's affiliates. As of December 31, 2013, there were stock options outstanding to purchase a total of 16,322,148 shares of Holding's common stock and there were 79,255 shares of Holding's common stock subject to restricted stock units. In addition, 16,614,307 shares of Holding's common stock are reserved for future issuances under our Omnibus Incentive Plan.

        In connection with the February 2014 secondary offering, Holding, the CD&R Affiliates and our executive officers and directors signed lock-up agreements under which, subject to certain exceptions, they agreed not to sell, transfer or dispose of or hedge, directly or indirectly, any shares of Holding's common stock or any securities convertible into or exerciseable or exchangeable for shares of Holding's common stock until May 6, 2014. Following the expiration of this lock-up period, 101,206,273 shares of Holding's common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act.

        In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to Holding's existing stockholders and could cause the trading price of Holding's common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about Holding's business, Holding's stock price and trading volume could decline.

        The trading market for Holding's common stock will depend in part on the research and reports that securities or industry analysts publish about Holding or its business. If one or more analyst downgrades Holding's stock or publishes misleading or unfavorable research about its business, Holding's stock price would likely decline. If one or more of these analysts ceases coverage of Holding or fails to publish reports on us regularly, demand for Holding stock could decrease, which could cause Holding's stock price or trading volume to decline.

The CD&R Affiliates have significant influence over Holding and may not always exercise their influence in a way that benefits Holding's public stockholders.

        The CD&R Affiliates own approximately 54.2% of the outstanding shares of Holding's common stock. As a result, the CD&R Affiliates will exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of Holding's common stock.

        As long as the CD&R Affiliates continue to own at least 50% of our outstanding common stock, the CD&R Affiliates generally will be able to determine the outcome of corporate actions requiring stockholder approval, including the election of the members of Holding's Board of Directors, the approval of significant corporate transactions such as mergers and the sale of substantially all of Holding's assets. Even after the CD&R Affiliates reduce their beneficial ownership below 50% of Holding's outstanding common stock, they will likely still be able to assert significant influence over Holding's Board of Directors and certain corporate actions. The CD&R Affiliates have the right to designate for nomination for election at least a majority of Holding's directors as long as the CD&R Affiliates own at least 50% of Holding's common stock. Because the CD&R Affiliates' interests may differ from your interests, actions the CD&R Affiliates take as Holding's controlling stockholder or as a significant stockholder may not be favorable to you. For example, the concentration of ownership held by the CD&R Affiliates could delay, defer or prevent a change of control of Holding or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or Holding's dividend policy.

Under Holding's amended and restated certificate of incorporation, the CD&R Affiliates and their respective affiliates and, in some circumstances, any of Holding's directors and officers who are also a director, officer, employee, member or partner of the CD&R Affiliates and their respective affiliates, have no obligation to offer Holding corporate opportunities.

        The policies relating to corporate opportunities and transactions with the CD&R Affiliates set forth in Holding's second amended and restated certificate of incorporation ("amended and restated certificate of incorporation") address potential conflicts of interest between Holding, on the one hand, and the CD&R Affiliates and their respective officers and directors who are directors or officers of Holding, on the other hand. By becoming a stockholder in Holding, you will be deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Affiliates and their respective affiliates fairly, conflicts may not be so resolved.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

        If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

        Our initial public offering was completed on August 19, 2013. As a new public company, we are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange ("NYSE") and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which will increase our operating costs. These changes will also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors and its committees and institute more comprehensive compliance and investor relations functions.

        In particular, beginning with the year ending December 31, 2014 our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. If our independent registered public accounting firm is unable to provide us with an unmodified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE, or other regulatory authorities.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management's attention and adversely affect our results of operations.

        The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of Holding's common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of Holding's stockholders were to bring a similar lawsuit against Holding, the defense and disposition of the lawsuit could be costly and divert the time and attention of management and harm operating results.

Anti-takeover provisions in Holding's amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of Holding's common stock.

        Holding's amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over Holding that stockholders may consider favorable. For example, Holding's amended and restated certificate of incorporation and amended and restated by-laws collectively:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by Holding's Board of Directors to thwart a takeover attempt;

  •
  provide for a classified Board of Directors, which divides the Board of Directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

  •
  limit the ability of stockholders to remove directors if the CD&R Affiliates cease to own at least 50% of the outstanding shares of Holding's common stock;

  •
  provide that vacancies on Holding's Board of Directors, including vacancies resulting from an enlargement of the Board of Directors, may be filled only by a majority vote of directors then in office;

  •
  prohibit stockholders from calling special meetings of stockholders if the CD&R Affiliates cease to own at least 50% of the outstanding shares of Holding's common stock;

  •
  prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if the CD&R Affiliates cease to own at least 50% of the outstanding shares of Holding's common stock;

  •
  establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

  •
  require the approval of holders of at least 66 2/3% of the outstanding shares of Holding's common stock to amend Holding's amended and restated by-laws and certain provisions of Holding's amended and restated certificate of incorporation if the CD&R Affiliates cease to own at least 50% of the outstanding shares of Holding's common stock.

        These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of Holding's common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of Holding's common stock if the provisions are viewed as discouraging takeover attempts in the future.

        Holding's amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on Holding's common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of Holding's common stock.

        We do not intend to declare and pay dividends on Holding's common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of Holding's common stock will depend upon any future appreciation in their value. There is no guarantee that shares of Holding's common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. In addition, operations are conducted almost entirely through its subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of its subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the indenture governing the 2019 Notes and the agreements governing the ABL Facility and the Term Loan Facility significantly restrict the ability of subsidiaries to pay dividends or otherwise transfer assets to Holding. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of Holding's common stock.

We are a "controlled company" within the meaning of the NYSE rules and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

        The CD&R Affiliates control a majority of the voting power of Holding's outstanding common stock. Accordingly, we qualify as a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance standards, including:

  •
  the requirement that a majority of the Board of Directors consist of independent directors;

  •
  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently rely on these exemptions. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, you do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Holding's amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by Holding's stockholders, which could limit its stockholders' ability to obtain a favorable judicial forum for disputes with Holding.

        Holding's amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on Holding's behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to Holding or its stockholders by any of its directors, officers, employees or agents, (iii) any action asserting a claim against Holding arising under the General Corporation Law of the State of Delaware ("DGCL") or (iv) any action asserting a claim against Holding that is governed by the internal affairs doctrine. The choice of forum provision in Holding's amended and restated certificate of incorporation may limit its stockholders' ability to obtain a favorable judicial forum for disputes with Holding.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 73,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for Holding, Corporation, EmCare and AMR corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

EmCare

        We lease approximately 144,000 square feet in an office building at 13737 Noel Road, Dallas, Texas, for certain of EmCare's key support functions and regional operations. Our primary lease expires in 2024. We also lease 69 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

        We lease approximately 117,000 square feet in a business park located at 1000 River Road, Conshohocken, Pennsylvania, for certain key billing and support functions. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our primary lease expires in 2019 with the right to renew for two additional terms of five years each.

AMR

        We lease approximately 530 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 15 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability, auto accident and workers compensation claims. There can be no assurance that our insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations other than as set forth below.

        From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

        We are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws, but we cannot assure you that the government or a court will not find that some of our business practices violate these laws.

        During the first quarter of fiscal 2004, we were advised by the DOJ that it was investigating certain business practices at AMR, including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a CIA which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, we entered into a CIA for a five-year period beginning May 20, 2011. Pursuant to this CIA, we are required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. We entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing. In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR's services in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture. The divestiture was completed on July 1, 2013.

        In July 2011, AMR received a subpoena from the Civil Division of the USAO seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. Plaintiffs allege principally that the AMR entities failed to pay overtime wages pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, penalties, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. At the present time, the courts have not certified classes in any of these cases. In a hearing on February 25, 2014 in the Banta and Aguilar/Karapetian cases, the court indicated that it intends to certify classes on some issues, and deny certification on some issues, but is has not signed an order to such effect. We are unable at this time to estimate the amount of potential damages, if any in any of these actions.

        On August 7, 2012, EmCare received a subpoena from the OIG. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with HMA. The Company has been cooperating with the government during its investigation and, as such, continues to gather responsive documents. During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA have been unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, disclosed whether it will intervene in these matters as they relate to the Company. The Company continues to engage in meaningful dialogue with the relevant government representatives and, at this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 5, 2013, Air Ambulance Specialists, Inc. received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. We intend to cooperate with the government during its investigation and, as such, are in the process of gathering responsive documents, formulating a written response to the subpoena and seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

        On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare's relationship with CHS. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

        In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company is cooperating with the Department during its investigation and, as such, is in the process of gathering responsive documents, formulating a response to the subpoena, and is seeking to engage in a meaningful dialogue with the relevant New Hampshire Department of Insurance and Attorney General's Office representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

        We are involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holding

        Market Information.    Holding's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EVHC". Holding's common stock began to trade on the NYSE on August 14, 2013. The high and low sale prices of Holding's common stock during 2013 on the NYSE are set forth below.

2013	High	Low
Third Quarter (beginning August 14, 2013)	$28.88	$24.62
Fourth Quarter	$35.55	$25.97

        As of March 1, 2014, there were approximately 65 holders of record of Holding's common stock.

        Dividends.    We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of Holding's common stock is limited by our senior secured credit facilities and Indenture. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data". Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. On October 1, 2012, Holding paid a $428.8 million cash dividend to stockholders of Holding common stock.

        We did not pay dividends in 2013 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

        Securities Authorized for Issuance Under Equity Compensation Plans.    See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K, which information will be set forth in Holding's Proxy Statement for the 2014 Annual Meeting of Stockholders.

Corporation

        Market Information.    There is no established public trading market for Corporation's common stock. Corporation had one record holder of common stock on March 1, 2014.

        Prior to the Merger, Corporation's common stock was listed on the NYSE under the ticker symbol "EMS". As a result of the Merger, Corporation's common stock ceased to be traded on the NYSE after close of market on May 25, 2011.

        Dividends.    Corporation currently intends to retain any future earnings to support its operations and to fund the development and growth of its business. In addition, the payment of dividends by Corporation to holders of its common stock is limited by its senior secured credit facilities and Indenture. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data". Corporation's future dividend policy will depend on the requirements of financing agreements to which they may be a party.

        Corporation did not pay dividends in 2013 or 2012 and does not intend to pay cash dividends on its common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of its board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

        Securities Authorized for Issuance Under Equity Compensation Plans.    No equity securities of Corporation are authorized for issuance under any equity compensation plan. However, officers and a limited number of key employees of Corporation are eligible for equity grants under Holding's Omnibus Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data derived from our consolidated financial statements for each of the periods indicated (amounts in thousands). The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto appearing in Item 8 of this Annual Report.

        Financial data for each of the periods indicated are derived from our audited consolidated financial statements (in thousands, except share and per share amounts).

        Corporation has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2010	Year ended December 31, 2009

Statement of Operations Data—Holding:
Revenue, net of contractual discounts	$6,771,522	$5,834,632	$3,146,039	$2,053,311	$4,790,834	$4,333,847
Provision for uncompensated care	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)	(1,931,512)	(1,764,162)

Net revenue	3,728,312	3,300,121	1,885,811	1,221,790	2,859,322	2,569,685

Compensation and benefits	2,667,439	2,307,628	1,311,060	874,633	2,023,503	1,796,779
Operating expenses	424,865	421,424	259,639	156,740	359,262	334,328
Insurance expense	106,293	97,950	65,030	47,229	97,330	97,610
Selling, general and administrative expenses	106,659	78,540	44,355	29,241	67,912	63,481
Depreciation and amortization expense	140,632	123,751	71,312	28,467	65,332	64,351
Restructuring charges	5,669	14,086	6,483	—	—	—

Income from operations	276,755	256,742	127,932	85,480	245,983	213,136
Interest income from restricted assets	792	625	1,950	1,124	3,105	4,516
Interest expense	(186,701)	(182,607)	(104,701)	(7,886)	(22,912)	(40,996)
Realized gains (losses) on investments	471	394	41	(9)	2,450	2,105
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)	968	1,816
Loss on early debt extinguishment	(68,379)	(8,307)	—	(10,069)	(19,091)	—

Income before income taxes and equity in earnings of unconsolidated subsidiary	10,178	68,269	22,071	39,767	210,503	180,577
Income tax benefit (expense)	994	(27,463)	(9,328)	(19,242)	(79,126)	(65,685)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2010	Year ended December 31, 2009

Income before equity in earnings of unconsolidated subsidiary	11,172	40,806	12,743	20,525	131,377	114,892
Equity in earnings of unconsolidated subsidiary	323	379	276	143	347	347

Net income	11,495	41,185	13,019	20,668	131,724	115,239
Less: Net income attributable to noncontrolling interest	(5,500)	—	—	—	—	—

Net income attributable to Envision Healthcare Holdings, Inc.	$5,995	$41,185	$13,019	$20,668	$131,724	$115,239

Comprehensive Income:
Net income	$11,495	$41,185	$13,019	$20,668	$131,724	$115,239
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(892)	1,632	(41)	182	164	(1,413)
Unrealized gains (losses) on derivative financial instruments	266	857	(2,661)	25	963	3,662

Total other comprehensive income (loss), net of tax	(626)	2,489	(2,702)	207	1,127	2,249

Comprehensive income	10,869	43,674	10,317	20,875	132,851	117,488
Less: Comprehensive income attributable to noncontrolling interest	(5,500)	—	—	—	—	—

Comprehensive income attributable to Envision Healthcare Holdings, Inc.	$5,369	$43,674	$10,317	$20,875	$132,851	$117,488

Weighted average shares outstanding (in millions):
Basic	150.2	130.2	129.5	411.8	408.8	395.7
Diluted	157.0	132.9	130.8	417.1	415.6	405.7
Earnings per share:
Basic net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.32	$0.10	$0.05	$0.32	$0.29
Diluted net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.31	$0.10	$0.05	$0.32	$0.28

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2010	Year ended December 31, 2009

Other Financial Data—Holding:
Cash flows provided by (used in):
Operating activities	$54,115	$216,435	$114,821	$67,975	$185,544	$272,553
Investing activities	(98,597)	(154,043)	(2,965,976)	(89,459)	(158,865)	(116,629)
Financing activities	191,362	(138,583)	2,698,630	20,671	(72,206)	30,791
Cash and cash equivalents	204,712	57,832	134,023	286,548	287,361	332,888
Total assets	4,300,017	4,036,833	4,013,108		1,748,552	1,654,707
Long-term debt and capital lease obligations, including current maturities	1,907,699	2,659,380	2,372,289		421,276	453,930
Total equity	1,609,753	544,687	913,490		847,205	686,087

Quarterly Financial Information (unaudited)

        The following tables summarize our unaudited results for each quarter in the years ended December 31, 2013 and 2012 (in thousands, except per share amounts).

	2013
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Holding:
Net revenue	$888,324	$899,255	$955,888	$984,845
Income from operations	62,862	65,703	63,503	84,687
Net income (loss)	(3,847)	9,597	(7,663)	13,408
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	(3,847)	9,597	(7,663)	7,908
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	(0.03)	0.07	(0.05)	0.04
Diluted	(0.03)	0.07	(0.05)	0.04

	2012
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Holding:
Net revenue	$806,294	$801,098	$820,811	$871,918
Income from operations	52,496	60,256	68,624	75,366
Net income	5,792	7,841	15,209	12,343
Net income attributable to Envision Healthcare Holdings, Inc.	5,792	7,841	15,209	12,343
Earnings per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.04	0.06	0.12	0.09
Diluted	0.04	0.06	0.11	0.09

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations ("MD&A") should be read in conjunction with the audited consolidated financial statements for Holding and Corporation and the notes to the audited consolidated financial statements included in Item 8 of this Annual Report and the "Selected Financial Data" included in Item 6 of this Annual Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Annual Report. Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

        We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community based medical transportation services, including emergency "911", non-emergency, managed transportation, fixed-wing ambulance and disaster response.

        Holding indirectly owns all of the outstanding common stock of Corporation. In June 2013, CDRT Holding Corporation's name was changed to Envision Healthcare Holdings, Inc., and Emergency Medical Services Corporation's name was changed to Envision Healthcare Corporation.

        On July 29, 2013, Holding effected a 9.3 for 1.0 stock split of Holding's common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented

        On August 13, 2013, Holding's Registration Statement was declared effective by the SEC for an initial public offering of its common stock, par value $0.01 ("Common Stock"). Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R which was recorded to "Selling, general and administrative expenses" in the Company's consolidated statements of operations.

        Net proceeds from the initial public offering were used to (i) redeem in full Holding's Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the consulting agreement with CD&R, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

        On February 5, 2014, Holding registered the offering and sale of 27,500,000 shares of Common Stock and an additional 4,125,000 shares of Common Stock, which were sold by CD&R Affiliates to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of Holding and certain non-executives were the selling stockholders in the offering. Holding did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters' option to purchase additional shares. Upon completion of this offering, Holding had 181,131,273 shares of Common Stock outstanding.

EmCare

        Over its 40 years of operating history, EmCare has become the leading provider of integrated facility-based physician services to healthcare facilities, communities and payors in the United States based on number of contracts with hospitals and affiliated physician groups. During 2013, EmCare had approximately 12.1 million patient encounters in 45 states and the District of Columbia. As of December 31, 2013, EmCare had a 9% share of the total emergency department services market and a 13% share of the outsourced emergency department services market based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

        EmCare has contracts covering 706 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele radiology and surgery services as well as other administrative services. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians.

AMR

        Over its nearly 55 years of operating history, AMR has developed the largest network of ambulance services and a leading position in other medical transportation services in the United States. As of December 31, 2013, AMR had a 6% share of the total ambulance services market and a 16% share of the outsourced ambulance market, the largest share among outsourced providers based on number of transports and net revenue. During 2013, AMR treated and transported approximately 2.8 million patients in 40 states and the District of Columbia by utilizing its fleet of nearly 4,300 vehicles that operated out of nearly 200 sites. As of December 31, 2013, AMR had more than 3,800 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. During 2013, approximately 61% of AMR's net revenue was generated from emergency "911" ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports accounted for 24% of AMR's net revenue for the same period. The remaining balance of net revenue for 2013 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

Merger

        In February 2011, Corporation entered into the an Agreement and Plan of Merger (the "Merger Agreement") with Envision Healthcare Intermediate Corporation (formerly known as CDRT Acquisition Corporation) and CDRT Merger Sub, Inc. ("Sub"). In May 2011, pursuant to the Merger Agreement, Sub merged with and into Corporation with Corporation as the surviving entity and an indirect wholly owned subsidiary of Holding.

        The Merger was funded primarily through a $915 million equity contribution from the CD&R Affiliates and members of Corporation management and $2.4 billion in debt financing discussed more fully in Note 10 to the accompanying consolidated financial statements. The acquisition consideration was approximately $3.2 billion including approximately $150 million in capitalized issuance costs, of which $109 million are debt issuance costs.

        Corporation applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The business combination accounting adjustments had a material impact on the Successor period presented, the period from May 25, 2011 through December 31, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm.

Presentation

        This MD&A is presented for the years ended December 31, 2013 and 2012, as well as the Successor period from May 25, 2011 through December 31, 2011, and the Predecessor period from January 1, 2011 through May 24, 2011. The full year 2011 is also presented on a Pro Forma basis. Predecessor and Successor results relate to the periods preceding the Merger and succeeding the Merger, respectively. The Company believes that the discussion on a Pro Forma basis is a useful supplement to the historical results as it allows the 2011 results of operations to be analyzed on a more comparable basis to the 2013 full year results. The Unaudited Pro Forma Combined Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future. See Note 1 to the accompanying consolidated financial statements.

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

        The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2013, 2012 and 2011. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. As illustrated below, commercial insurance and managed care has consistently represented our largest payor group based on net revenue, comprising 52% of cash collections in

2013. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 17% - 19% of our total patient volume, but only 4% - 5% of our total cash collections. EmCare's ED volume is approximately 21% self-pay and AMR's ambulance volume is approximately 19% self-pay. The decrease in self-pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self-pay, including our post-acute care services.

	Percentage of Cash Collections (Net Revenue)			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2013	2012	2011	2013	2012	2011
Medicare	22.2%	20.2%	20.6%	24.9%	25.6%	25.9%
Medicaid	4.9	4.8	5.4	10.0	10.8	12.5
Commercial insurance and managed care	52.0	52.3	50.5	47.4	45.3	43.2
Self-pay	4.2	4.8	4.7	17.7	18.3	18.4
Fees	6.1	7.7	8.0	—	—	—
Subsidies	10.6	10.2	10.8	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

EmCare

        Of EmCare's net revenue for the year ended December 31, 2013, approximately 72% was derived from our hospital contracts for emergency department staffing, 12% from contracts related to anesthesiology services, 6% from our hospitalist/inpatient services, 5% from our post-acute care services, 3% from our radiology/teleradiology services, 1% from surgery services and 1% from other hospital management services. Approximately 83% of EmCare's net revenue was generated from billings to third party payors and patients for patient encounters and approximately 17% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient encounters.  We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories—ED visits, hospitalist encounters, radiology reads, and anesthesiology cases—due to the differences in reimbursement rates for and associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs. In calculating "weighted patient encounters", each radiology read and anesthesiology case is not counted as a full patient encounter as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

  •
  Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

        The change from period to period in the number of patient encounters under our "same store" contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region's health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

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

        EmCare's business is not as capital intensive as AMR's and EmCare's depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

        Approximately 86% of AMR's net revenue for the year ended December 31, 2013 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

  •
  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs. In calculating "weighted transports", each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

        The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region's health status and/or infrastructure and (iii) community-specific demographic changes.

        The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR's key cost measures include:

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

        AMR's business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, medical equipment, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non-GAAP Measures

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income taxes, loss on early debt extinguishment, interest and other (expense) income, realized gains (losses) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP") and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The following tables present the Company's operating segment results for the periods shown (in thousands):

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Consolidated/Combined
Adjusted EBITDA—Holding	$445,705	$404,452	$214,789	$130,582
Other operating income (expenses)	73	199	—	—

Adjusted EBITDA—Corporation	445,778	404,651	214,789	130,582
Depreciation and amortization expense	(140,632)	(123,751)	(71,312)	(28,467)
Restructuring charges	(5,669)	(14,086)	(6,483)	—
Interest income from restricted assets	(792)	(625)	(1,950)	(1,124)
Equity-based compensation expense	(4,248)	(4,248)	(4,098)	(15,112)
Related party management fees	(23,109)	(5,000)	(3,014)	(399)
Net income attributable to noncontrolling interest	5,500	—	—	—

Income from operations	276,828	256,941	127,932	85,480
Interest income from restricted assets	792	625	1,950	1,124
Interest expense	(156,134)	(171,145)	(104,701)	(7,886)
Realized gains (losses) on investments	471	394	41	(9)
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)
Loss on early debt extinguishment	(38,860)	(8,307)	—	(10,069)
Income tax expense	(21,718)	(31,850)	(9,328)	(19,242)
Equity in earnings of unconsolidated subsidiary	323	379	276	143

Net income—Corporation	$48,942	$48,459	$13,019	$20,668
Adjustments for Holding:
Other operating income (expenses)	(73)	(199)	—	—
Loss on early debt extinguishment	(29,519)	—	—	—
Interest expense	(30,567)	(11,462)	—	—
Income tax benefit	22,712	4,387	—	—

Net income—Holding	$11,495	$41,185	$13,019	$20,668

EmCare
Adjusted EBITDA	$294,033	$260,657	$141,374	$77,686
Depreciation and amortization expense	(66,653)	(55,719)	(33,086)	(9,411)
Restructuring charges	(926)	(1,519)	(542)	—
Interest income from restricted assets	(348)	11	(1,192)	(584)
Equity-based compensation expense	(1,827)	(1,897)	(1,683)	(6,801)
Related party management fees	(9,937)	(2,233)	(1,339)	(180)
Net income attributable to noncontrolling interest	5,500	—	—	—

Income from operations	$219,842	$199,300	$103,532	$60,710

AMR
Adjusted EBITDA	$151,745	$143,994	$73,415	$52,896
Depreciation and amortization expense	(73,979)	(68,032)	(38,226)	(19,056)
Restructuring charges	(4,743)	(12,567)	(5,941)	—
Interest income from restricted assets	(444)	(636)	(758)	(540)
Equity-based compensation expense	(2,421)	(2,351)	(2,415)	(8,311)
Related party management fees	(13,172)	(2,767)	(1,675)	(219)

Income from operations	$56,986	$57,641	$24,400	$24,770

        A reconciliation of Segment Adjusted EBITDA to cash flows provided by operating activities is as follows (in thousands):

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,

	Year ended December 31,

	2013	2012	2011	2011
Adjusted EBITDA—Holding	$445,705	$404,452	$214,789	$130,582
Other operating income (expenses)	73	199	—	—

Segment Adjusted EBITDA / Adjusted EBITDA—Corporation	445,778	404,651	214,789	130,582
Related party management fees	(23,109)	(5,000)	(3,014)	(399)
Restructuring charges	(5,669)	(14,086)	(6,483)	—
Interest expense (less deferred loan fee amortization)	(140,996)	(154,794)	(94,470)	(6,556)
Payment of dissenting shareholder settlement	(13,717)	—	—	—
Change in accounts receivable	(175,699)	(82,126)	(4,730)	(10,149)
Change in other operating assets/liabilities	6,224	66,377	25,146	14,234
Excess tax benefits from equity-based compensation	(62)	(873)	—	(12,427)
Interest and other income (expense)	(12,760)	1,422	(3,151)	(28,873)
Income tax benefit (expense), net of change in deferred taxes	1,050	82	(13,459)	(18,897)
Net income attributable to noncontrolling interest	5,500
Other	1,000	595	193	460

Cash flows provided by operating activities—Corporation	$87,540	$216,248	$114,821	$67,975
Adjustments for Holding:
Other operating income (expenses)	(73)	(199)	—	—
Interest expense (less deferred loan fee amortization)	(27,750)	(10,407)	—	—
Change in accounts receivable	(269)	269	—	—
Change in other operating assets/liabilities	(7,693)	6,137	—	—
Income tax benefit, net of change in deferred taxes	2,360	4,387	—	—

Cash flows provided by operating activities—Holding	$54,115	$216,435	$114,821	$67,975

Factors Affecting Operating Results
Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Medicare Ambulance Fee Schedule Final Rule ("Ambulance Fee Schedule") that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions in payment rates for three months which are currently scheduled to sunset on March 31, 2014 if no further action occurs.

        Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

        Medicare law requires CMS to adjust the Physician Fee Schedule payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (the "SGR") that was adopted in the BBA. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Legislative action by Congress in December 2013 resulted in a delay of the Physician Fee Schedule SGR cuts until April 1, 2014. Congress will be working in the first quarter of 2014 to pass a bill that permanently repeals and replaces the SGR formula, as well as a permanent extension to the work floor for rural and small hospitals. This same bill extended the ambulance fee schedule add-on payments until April 1, 2014 as well.

        On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the "Budget Control Act") was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the "Joint Committee") was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 trillion to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee's recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of Medicare cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts will take effect in January 2014 further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113-67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

        On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $15.7 million for the year ended December 31, 2013.

Changes in Net New Contracts

        Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to an RFP, and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.6%, 12.3%, 10.9%, and 11.1% of AMR's operating expenses for the years ended December 31, 2013 and 2012, and the Successor and Predecessor 2011 periods, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

Claims Liability and Professional Liability Reserves

        We are generally self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that are risk free. Management believes this is the rate at which we could transfer such liabilities in an orderly transaction between market participants at the time. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. During 2013 we recorded an increase in our provisions for insurance liabilities of $9.1 million, a decrease of $2.5 million during

2012, and an increase of $5.6 million and $8.2 million during the Successor and Predecessor 2011 periods, respectively related to reserves for losses in prior years. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. EmCare and AMR write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. We record any subsequent collections through third party collection efforts as a recovery.

        As we discuss further in our "Revenue Recognition" policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation.

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 14.9 million total annual weighted patient encounters and weighted transports. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. Our allowance for uncompensated care is also related to co-pays, deductibles and certain hospital subsidies recorded in other payor classifications. While we do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of our allowance for uncompensated care associated with fee for service charges as of December 31, 2013 was equal to approximately 87% and 89% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with our collection history. The table below represents our self-pay aging on a gross basis; there are no significant allowances for contractual discounts associated with self-pay receivables. This aging has not been adjusted for transfers out of self-pay and into other payor classifications typically completed within the first 60 days after the date of service.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
0 - 30	$568,049	$481,445
31 - 60	276,215	218,248
61 - 90	206,711	172,435
91+	114,775	117,190

Total	$1,165,750	$989,318

        We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Equity Based Compensation

        Our equity based compensation expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions, including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, equity based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent our actual forfeiture rate is different from our estimate, equity based compensation expense is adjusted accordingly. See Note 16 to our accompanying consolidated financial statements.

Holding's Common Stock Valuation

        In the absence of a public trading market for Holding's common stock prior to August 14, 2013, Holding's Board of Directors directed management to engage an independent third-party valuation specialist to assist in determining a reasonable estimate of the then-current fair value of Holding's common stock for purposes of determining the fair value of Holding's stock options on the date of grant. In determining the estimated fair value of Holding's common stock, the methodologies, approaches and assumptions were consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation". The estimated fair value of the common stock underlying Holding's stock options has been valued on a semi-annual basis using an income approach and a market approach, which require numerous objective and subjective factors including:

  •
  the nature and history of Holding's business;

  •
  Holding's current and historical operating performance;

  •
  Holding's expected future operating performance;

  •
  the financial performance of Holding's business at each valuation date;

  •
  the lack of marketability of Holding's common stock;

  •
  the market performance of comparable publicly traded companies;

  •
  industry information such as market size, growth and the impact of regulatory changes; and

  •
  macroeconomic conditions.

        The following table provides, by grant date, the number of stock options awarded during the period from April 1, 2012 through August 13, 2013, the exercise price for each set of grants, the associated estimated fair value of Holding's common stock and the fair value of the option:

Grant Date	Options Granted	Exercise Price	Fair Value of Underlying Stock	Fair Value of Option
April 1, 2012	188,883	$3.69	$3.69	$0.78
August 2, 2012	37,748	$5.41	$5.41	$1.50
November 5, 2012	31,368	$5.41	$5.41	$1.50
December 31, 2012	18,488	$5.41	$5.41	$1.50
January 1, 2013	286,458	$5.41	$5.41	$1.49
February 13, 2013	55,455	$5.41	$5.41	$1.49
March 4, 2013	61,882	$7.85	$7.85	$2.16
April 1, 2013	92,423	$5.41	$7.85	$3.32

        The options granted on April 1, 2013 were granted at an exercise price below the fair market value of the underlying common stock on the grant date, so the intrinsic value of each option on the grant date was $2.44. These options, which related to Holding's acquisition of Guardian Healthcare Group, Inc. in December 2012, were granted as of April 1, 2013; the exercise price for these options was based on the fair market value of the underlying common stock in December 2012 at the time of such acquisition.

        The $7.85 estimated fair value per share of the common stock underlying the stock options awarded on each of March 4, 2013 and April 1, 2013 was based on the semi-annual valuation by Holding's independent third-party valuation specialist using Holding's results through December 31, 2012. Such valuation was completed and made available to us in early March 2013, after Holding's year-end audited consolidated financial statements had been approved by Holding's board of directors and audit committee. Given this timing, the $5.41 estimated fair value per share of the common stock underlying the stock options awarded on each of January 1, 2013 and February 13, 2013 was based on the semi-annual valuation by Holding's independent third-party valuation specialist using Holding's results through June 30, 2012.

        The increase in the fair value of Holding's common stock from April 1, 2012 through the March 4, 2013 and April 1, 2013 option grant dates is reflective of Holding's results having exceeded forecast throughout the year ended December 31, 2012 with a 6.2% increase in net revenue and a 17.2% increase in Adjusted EBITDA compared to the year ended December 31, 2011. Management also revised Holding's future forecast based on these results and improving market conditions, which we believe also impacted the increase in the fair value of Holding's common stock during this period.

        We believe that the increase in the fair value of Holding's common stock from the $7.85 estimated fair value as of the March 4, 2013 and April 1, 2013 option grant dates when compared to Holding's assumed initial public offering price is primarily due to the following factors:

  •
  Increase in valuation multiples.  There has been an overall strong performance in the equity markets and stock market indices and, in particular, strong increases in the valuation multiples of publicly traded companies within the markets in which Holding operates. The S&P 500 Healthcare index increased in market value 16.0% during the period from March 4, 2013 through July 29, 2013. More specifically, the common stock of Holding's two closest comparable industry peer companies, Team Health and IPC, increased in market value 15.3% and 16.3%, respectively, during such period. We believe these increases are due, in part, to the anticipated impact of healthcare reform. Given Holding's capital structure, with no outstanding preferred stock and relatively stable outstanding debt balances since the beginning of 2013, the recent increases in valuation multiples and the corresponding increase to Holding's enterprise value have had a leveraging effect in increasing the estimated fair value of Holding's common stock when compared to the estimated fair value as of the March 4, 2013 and April 1, 2013 option grant dates.

  •
  Improved financial performance.  Holding reported net revenue growth of 10.2% and Adjusted EBITDA growth of 10.2% during the first quarter of 2013 compared to the first quarter of 2012. Holding also experienced second quarter 2013 net revenue growth of 12.3% and Adjusted EBITDA growth of 10.0% compared to the second quarter of 2012.

  •
  Historic discount for lack of marketability.  The lack of marketability detracts from the value of non-public common stock when compared to common stock that is otherwise generally comparable but is readily marketable. In consultation with Holding's independent third party valuation specialist, we historically used the protective put method as a quantitative model to determine the appropriate discount to apply to the various equity valuation models used. Applying this method, we have historically used a 20% discount for lack of marketability of Holding's common stock to determine the fair value of Holding's stock options on the date of grant.

  •
  Valuation differences.  Our historical valuation methods differ from the valuation methods utilized by the underwriters of the initial purchase offering. Our historical valuation utilized an income approach primarily using a discounted cash flows method combined with a market approach using comparable public company valuation multiples and recent mergers and acquisitions valuation methodologies. The underwriters are relying primarily on public company valuation multiples for determining our equity valuation and the initial public offering price.

  •
  Interest savings due to redemption of PIK Notes.  We used a portion of the net proceeds from the initial public offering to redeem in full the outstanding $450 million Holding's 9.125% / 10.000% Senior PIK Toggle Notes due 2017 ("PIK Notes"), which bore cash interest at a rate of 9.25%. This redemption out of the net proceeds reduces our on-going interest expense by approximately $42 million per year.

        The intrinsic value of all outstanding vested and unvested options as of August 13, 2013 based on the initial public offering price of $23.00 per share and the exercise price of the outstanding options are as follows:

  •
  8,806,661 vested options with an intrinsic value of approximately $172.9 million; and

  •
  7,450,714 unvested options with an intrinsic value of approximately $142.8 million.

Business Combinations

        Assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the acquisition consideration over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While we use our best estimates and assumptions as a part of the acquisition consideration allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

Revenue Recognition

        Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. We estimate our provision for contractual discounts and uncompensated care based on payor reimbursement schedules, historical collections and write-off experience and other economic data. As a result of the estimates used in recording the provisions and the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short-term.

        The majority of the patients we treat are for the provision of emergency care in the pre-hospital and hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient's ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time the patient is within our care, there are numerous patient encounters where such information is not available. In such cases, our billing operations will initially classify these patients as self-pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after we have treated these self-pay patients, our billing staff may identify the appropriate insurance or other third-party payor and re-assign the account from a self-pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self-pay, our billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written-off and sent to a collection agency. Our revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of our accounts receivable.

        The changes in the provisions for contractual discounts and estimated uncompensated care are primarily a result of changes in our gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, are generally negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

        In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to the contractual discount and uncompensated care provisions each month, and therefore also increase or decrease our current period net revenue. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $1 million for the year ended December 31, 2013 and decreased the contractual discount and uncompensated care provisions (increased net revenue) by approximately $10 million for the year ended December 31, 2012 and $15 million for the Predecessor and Successor periods ended December 31, 2011.

        The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

        Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. We have recorded reserves based upon management's best estimate of final outcomes, but such estimates may differ from the tax authorities ultimate outcomes.

Goodwill and Other Intangible Assets

        In connection with the Merger, management recorded all assets and liabilities at their estimated fair value on the acquisition date. This, along with subsequent acquisitions, has resulted in a significant amount of goodwill due to business combination accounting. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value recorded.

        Goodwill and other indefinite lived intangible assets are not amortized and are required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill or other indefinite lived intangible assets may be impaired. Goodwill and other indefinite lived intangible assets are allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill and indefinite life intangible assets may become impaired and may result in material charges to our statement of operations. Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as a reporting unit. At December 31, 2013, $1,574.9 million and $860.8 million of goodwill had been allocated to EmCare and AMR, respectively. Based on our most recent goodwill impairment analysis completed during the third and fourth quarters of 2013, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite lived intangible asset impairment was present.

        Definite lived intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite lived intangibles, management evaluates the carrying value in relation to the projection of future cash flows of the underlying assets. If deemed necessary, we would take a charge to earnings for the difference between the carrying value and the estimated fair value. Should factors affecting the value of our definite lived intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge that is significant to our financial statements.

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our consolidated audited statements of operations for the years ended December 31, 2013 and 2012, and the Successor period from May 25, 2011 through December 31, 2011, and the Predecessor period from January 1, 2011 through May 24, 2011. The full year 2011 is also presented on a pro forma basis. As noted previously in Item 2, the pro forma results of operations will be discussed as supplemental information. Management believes that the discussion on the pro forma results is meaningful as it allows the results of operations for the year ended December 31, 2012 to be analyzed to a comparable period in 2011. The Unaudited Pro Forma Combined Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1,

2011. The historical financial information has been adjusted to give effect to events that are (i) directly attributed to the Merger, (ii) factually supportable, and (iii) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future. See Note 1 to the accompanying consolidated financial statements.

Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

ENVISION HEALTHCARE HOLDINGS, INC.

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011			Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments		Year ended December 31, 2011
Net revenue	$3,728,312	$3,300,121	$1,885,811	$1,221,790	$—		$3,107,601
Compensation and benefits	2,667,439	2,307,628	1,311,060	874,633	(12,431)	(a)	2,173,262
Operating expenses	424,865	421,424	259,639	156,740	—		416,379
Insurance expense	106,293	97,950	65,030	47,229	—		112,259
Selling, general and administrative expenses	106,659	78,540	44,355	29,241	1,274	(b)	74,870
Depreciation and amortization expense	140,632	123,751	71,312	28,467	17,534	(c)	117,313
Restructuring charges	5,669	14,086	6,483	—	—		6,483

Income from operations	$276,755	$256,742	$127,932	$85,480	$(6,377)		$207,035
Interest income from restricted assets	792	625	1,950	1,124	—		3,074
Interest expense	(186,701)	(182,607)	(104,701)	(7,886)	(58,653)	(d)	(171,240)
Realized gains (losses) on investments	471	394	41	(9)	—		32
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)	33,062	(e)	1,038
Loss on early debt extinguishment	(68,379)	(8,307)	—	(10,069)	10,069	(f)	—

Income (Loss) before income taxes and equity in earnings of unconsolidated subsidiary	10,178	68,269	22,071	39,767	(21,899)		39,939
Income tax benefit (expense)	994	(27,463)	(9,328)	(19,242)	12,794	(g)	(15,776)

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011		Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments	Year ended December 31, 2011
Income before equity in earnings of unconsolidated subsidiary	11,172	40,806	12,743	20,525	(9,105)	24,163
Equity in earnings of unconsolidated subsidiary	323	379	276	143	—	419

Net income	11,495	41,185	13,019	20,668	(9,105)	24,582
Less: Net income attributable to noncontrolling interest	(5,500)	—	—	—	—	—

Net income attributable to Envision Healthcare Holdings, Inc	$5,995	$41,185	$13,019	$20,668	$(9,105)	$24,582

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	71.5	69.9	69.5	71.6	69.9
Operating expenses	11.4	12.8	13.8	12.8	13.4
Insurance expense	2.8	3.0	3.4	3.9	3.6
Selling, general and administrative expenses	2.9	2.4	2.4	2.4	2.4
Depreciation and amortization expense	3.8	3.7	3.8	2.3	3.8
Restructuring charges	0.2	0.4	0.3	—	0.2

Income from operations	7.4%	7.8%	6.8%	7.0%	6.7%

 Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

ENVISION HEALTHCARE CORPORATION

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011			Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments		Year ended December 31, 2011
Net revenue	$3,728,312	$3,300,121	$1,885,811	$1,221,790	$—		$3,107,601
Compensation and benefits	2,667,439	2,307,628	1,311,060	874,633	(12,431)	(a)	2,173,262
Operating expenses	424,795	421,424	259,639	156,740	—		416,379
Insurance expense	106,293	97,950	65,030	47,229	—		112,259
Selling, general and administrative expenses	106,656	78,341	44,355	29,241	1,274	(b)	74,870
Depreciation and amortization expense	140,632	123,751	71,312	28,467	17,534	(c)	117,313
Restructuring charges	5,669	14,086	6,483	—	—		6,483

Income from operations	$276,828	$256,941	$127,932	$85,480	$(6,377)		$207,035
Interest income from restricted assets	792	625	1,950	1,124	—		3,074
Interest expense	(156,134)	(171,145)	(104,701)	(7,886)	(58,653)	(d)	(171,240)
Realized gains (losses) on investments	471	394	41	(9)	—		32
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)	33,062	(e)	1,038
Loss on early debt extinguishment	(38,860)	(8,307)	—	(10,069)	10,069	(f)	—

Income (Loss) before income taxes and equity in earnings of unconsolidated subsidiary	70,337	79,930	22,071	39,767	(21,899)		39,939
Income tax (expense) benefit	(21,718)	(31,850)	(9,328)	(19,242)	12,794	(g)	(15,776)

Income (Loss) before equity in earnings of unconsolidated subsidiary	48,619	48,080	12,743	20,525	(9,105)		24,163
Equity in earnings of unconsolidated subsidiary	323	379	276	143	—		419

Net income	48,942	48,459	13,019	20,668	(9,105)		24,582

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011		Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments	Year ended December 31, 2011
Less: Net income attributable to noncontrolling interest	(5,500)	—	—	—	—	—

Net income attributable to Envision Healthcare Corporation	$43,442	$48,459	$13,019	$20,668	$(9,105)	$24,582

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Pro forma
	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	71.5	69.9	69.5	71.6	69.9
Operating expenses	11.4	12.8	13.8	12.8	13.4
Insurance expense	2.8	3.0	3.4	3.9	3.6
Selling, general and administrative expenses	2.9	2.4	2.4	2.4	2.4
Depreciation and amortization expense	3.8	3.7	3.8	2.3	3.8
Restructuring charges	0.2	0.4	0.3	—	0.2

Income from operations	7.4%	7.8%	6.8%	7.0%	6.7%

(a)
To eliminate accelerated stock-based compensation incurred in connection with the Merger and related transactions.

(b)
To record additional management fee expense to reflect $5 million per year due to CD&R. The 2011 Predecessor period reported the proportional amount of $1 million per year due to Onex Partners LP and Onex Corporation. This amount is partially offset by additional deferred rent amortization due to fresh start lease accounting.

(c)
To record additional amortization and depreciation due to the increased value of intangible and fixed assets.

(d)
To record additional interest expense associated with the issuance of our senior unsecured notes and borrowings under our new senior secured credit facilities. In conjunction with entering into our senior secured credit facilities, we increased our total outstanding debt by $2.0 billion.

(e)
To eliminate investment banking, legal, accounting and other advisory services transaction costs incurred with the Merger.

(f)
To eliminate the loss on early debt extinguishment including unamortized debt issuance costs associated with our old credit facility that was discontinued in conjunction with the Merger.

(g)
To record the net tax adjustment for items (a) through (f)

Segment Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)
EmCare

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011		Pro forma

	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments	Year ended December 31, 2011

Net revenue	$2,358,787	$1,915,148	$1,025,003	$642,059	$—	$1,667,062
Compensation and benefits	1,860,565	1,494,790	798,439	513,639	(5,470)	1,306,608
Operating expenses	89,873	74,498	35,360	21,038	—	56,398
Insurance expense	68,976	53,067	34,060	24,361	—	58,421
Selling, general and administrative expenses	51,952	36,255	19,984	12,900	568	33,452
Depreciation and amortization expense	66,653	55,719	33,086	9,411	10,205	52,702
Restructuring charges	926	1,519	542	—	—	542

Income from operations	$219,842	$199,300	$103,532	$60,710	$(5,303)	$158,939

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Pro forma

	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2011

Net revenue	100.0%	100.0%	100.0%	100%	100.0%
Compensation and benefits	78.9	78.1	77.9	80.0	78.4
Operating expenses	3.8	3.9	3.4	3.3	3.4
Insurance expense	2.9	2.8	3.3	3.8	3.5
Selling, general and administrative expenses	2.2	1.9	1.9	2.0	2.0
Depreciation and amortization expense	2.8	2.9	3.2	1.5	3.2
Restructuring charges	0.1	0.1	0.1	—	0.0

Income from operations	9.3%	10.4%	10.1%	9.5%	9.5%

 Segment Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

AMR

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011		Pro forma

	Year ended December 31, 2013	Year ended December 31, 2012			Pro forma adjustments	Year ended December 31, 2011

Net revenue	$1,369,525	$1,384,973	$860,808	$579,731	$—	$1,440,539
Compensation and benefits	806,874	812,838	512,621	360,994	(6,961)	866,654
Operating expenses	334,922	346,926	224,279	135,702	—	359,981
Insurance expense	37,317	44,883	30,970	22,868	—	53,838
Selling, general and administrative expenses	54,704	42,086	24,371	16,341	706	41,418
Depreciation and amortization expense	73,979	68,032	38,226	19,056	7,329	64,611
Restructuring charges	4,743	12,567	5,941	—	—	5,941

Income from operations	$56,986	$57,641	$24,400	$24,770	$(1,074)	$48,096

	As Reported
	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Pro forma

	Year ended December 31, 2013	Year ended December 31, 2012			Year ended December 31, 2011

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	58.9	58.7	59.6	62.3	60.2
Operating expenses	24.5	25.0	26.1	23.4	25.0
Insurance expense	2.7	3.2	3.6	3.9	3.7
Selling, general and administrative expenses	4.0	3.0	2.8	2.8	2.9
Depreciation and amortization expense	5.4	4.9	4.4	3.3	4.5
Restructuring charges	0.3	0.9	0.7	0.0	0.4

Income from operations	4.2%	4.2%	2.8%	4.3%	3.3%

The year ended December 31, 2013

Consolidated—Holding

        Our results for the year ended December 31, 2013 reflect an increase in net revenue of $428.2 million and a decrease in net income of $29.7 million compared to the year ended December 31, 2012. The decrease in net income is attributable primarily to increases in operating income and increases in interest expense, interest and other (expense) income, loss on early debt extinguishment, offset partially by a decrease in income tax expense.

        Net revenue.    For the year ended December 31, 2013, we generated net revenue of $3,728.3 million compared to net revenue of $3,300.1 million for the year ended December 31, 2012, representing an increase of 13.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $445.7 million, or 12.0% of net revenue, for the year ended December 31, 2013 compared to $404.5 million, or 12.3% of net revenue, for the year ended December 31, 2012.

        Restructuring charges.    Restructuring charges for the year ended December 31, 2013 were $5.7 million compared to $14.1 million for the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions.

        Interest expense.    Interest expense for the year ended December 31, 2013 was $186.7 million compared to $182.6 million for the year ended December 31, 2012. This increase was due to the issuance of $450 million of Senior PIK Toggle Notes due 2017 on October 1, 2012 which were subsequently redeemed on August 30, 2013, offset partially by voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

        Interest and other (expense) income.    Interest and other (expense) income was $12.8 million of expense for the year ended December 31, 2013 compared to $1.4 million of income for the year ended December 31, 2012. We recorded $8.4 million of expense during the year ended December 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger. This expense is not deductible for tax purposes. We also recorded $5.0 million of debt issuance costs associated with amendments to our Term Loan Facility and ABL Facility credit agreements dated as of May 25, 2011.

        Income tax expense.    Income tax expense decreased by $28.5 million for the year ended December 31, 2013 compared to the same period in 2012. Our effective tax rate was (9.8)% for the year ended December 31, 2013 and 40.2% for the year ended December 31, 2012.

Consolidated—Corporation

        Our results for the year ended December 31, 2013 reflect an increase in net revenue of $428.2 million and a decrease in net income of $5.3 million compared to the year ended December 31, 2012. The decrease in net income is attributable primarily to increases in operating income and loss on early debt extinguishment, offset partially by a decrease in interest expense and income tax expense.

        Net revenue.    For the year ended December 31, 2013, we generated net revenue of $3,728.3 million compared to net revenue of $3,300.1 million for the year ended December 31, 2012, representing an increase of 13.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $445.8 million, or 12.0% of net revenue, for the year ended December 31, 2013 compared to $404.7 million, or 12.3% of net revenue, for the year ended December 31, 2012.

        Restructuring charges.    Restructuring charges for the year ended December 31, 2013 were $5.7 million compared to $14.1 million for the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions.

        Interest expense.    Interest expense for the year ended December 31, 2013 was $156.1 million compared to $171.1 million for the year ended December 31, 2012. The change was due to voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

        Interest and other (expense) income.    Interest and other (expense) income was $12.8 million of expense for the year ended December 31, 2013 compared to $1.4 million of income for the year ended December 31, 2012. We recorded $8.4 million of expense during the year ended December 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger. This expense is not deductible for tax purposes. We also recorded $5.0 million of debt issuance costs associated with amendments to our Term Loan Facility and ABL Facility credit agreements dated as of May 25, 2011.

        Income tax expense.    Income tax expense decreased by $10.1 million for the year ended December 31, 2013 compared to the same period in 2012. Our effective tax rate was 30.9% for the year ended December 31, 2013 and 39.8% for the year ended December 31, 2012.

EmCare

        Net revenue.    Net revenue for the year ended December 31, 2013 was $2,358.8 million, an increase of $443.7 million, or 23.2%, from $1,915.1 million for the year ended December 31, 2012. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2012 accounted for a net revenue increase of $262.0 million for the year ended December 31, 2013, of which $99.8 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our "same store" contracts (contracts in existence for the entirety of both periods) increased $34.9 million, or 2.4%, for the year ended December 31, 2013. The change was due to a 1.8% increase in revenue per weighted patient encounter and by a 0.6% increase in same store weighted patient encounters. Revenue from recent acquisitions was $155.1 million during the year ended December 31, 2013 and included $109.9 million from our post-acute care services acquisitions (Evolution Health).

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2013 were $1,860.6 million, or 78.9% of net revenue, compared to $1,494.8 million, or 78.1% of net revenue, for the same period in 2012. Provider compensation costs increased $260.1 million from net new contract additions and acquisitions. Same store provider compensation costs were $59.6 million higher than the prior period due primarily to a 5.6% increase in provider compensation per weighted patient encounter due to recruiting challenges at a limited number of our contracts and an 0.6% increase in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $46.0 million during the year ended December 31, 2013 compared to the same period in 2012. The increase is due primarily to our recent acquisitions and organic growth.

        Operating expenses.    Operating expenses for the year ended December 31, 2013 were $89.9 million, or 3.8% of net revenue, compared to $74.5 million, or 3.9% of net revenue, for the year ended December 31, 2012. Operating expenses increased $15.4 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2013 was $69.0 million, or 2.9% of net revenue, compared to $53.1 million, or 2.8% of net revenue, for the year ended December 31, 2012. We recorded an increase of prior year insurance provisions of $0.6 million during the year ended December 31, 2013 compared to a decrease of $4.6 million during the year ended December 31, 2012. Additionally, we recorded a reserve of $9.7 million during the year ended December 31, 2013 for a recent jury award for a 2011 medical malpractice case and an adverse final disposition of an appeal received on January 27, 2014 in a 2009 medical malpractice case.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2013 was $51.9 million, or 2.2% of net revenue, compared to $36.3 million, or 1.9% of net revenue, for the year ended December 31, 2012. The increase is due primarily to the allocation to EmCare of $8.6 million of the payment made to CD&R to terminate the consulting agreement with CD&R.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2013 was $66.7 million, or 2.8% of net revenue, compared to $55.7 million, or 2.9% of net revenue, for the year ended December 31, 2012. The $11.0 million increase is due primarily to additional amortization of contract values related to our recent acquisitions.

AMR

        Net revenue.    Net revenue for the year ended December 31, 2013 was $1,369.5 million, a decrease of $15.5 million, or 1.1%, from $1,385.0 million for the same period in 2012. The decrease in net revenue was due primarily to a decrease of 1.3%, or $17.8 million, in weighted transport volume, partially offset by an increase in net revenue per weighted transport of 0.2%, or $2.3 million. The increase in net revenue per weighted transport of 0.2% was due primarily to the net impact of managed transportation contracts entered and exited and rate increases in existing business offset by the decrease of FEMA deployment revenue from the prior year. Weighted transports decreased 36,500 from the same period last year. The change was due to a decrease in weighted transport volume in existing markets of 0.7%, or 18,900 weighted transports, primarily from changes in AMR's contract with Kaiser Permanente effective April 1, 2012, and a decrease of 69,700 weighted transports from exited markets, offset by an increase of 52,100 weighted transports from our entry into new markets.

        Compensation and benefits.    Compensation and benefit costs for the year ended December 31, 2013 were $806.9 million, or 58.9% of net revenue, compared to $812.8 million, or 58.7% of net revenue, for the same period last year. Ambulance unit hours decreased period over period by 0.1%, or $0.3 million and ambulance crew wages per ambulance unit hour increased by approximately 0.6%, or $2.7 million. Non-crew compensation decreased period over period by $3.2 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $4.5 million during the year ended December 31, 2013 compared to the same period in 2012 due primarily to the impact from markets exited and lower health insurance costs.

        Operating expenses.    Operating expenses for the year ended December 31, 2013 were $334.9 million, or 24.5% of net revenue, compared to $346.9 million, or 25.0% of net revenue, for the year ended December 31, 2012. The change is due primarily to decreased costs of $1.6 million associated with the net impact from markets entered and exited, $6.5 million of external provider costs primarily from changes in AMR's contract with Kaiser Permanente, and $23.4 million in 2012 FEMA deployment costs combined with increased costs of $1.7 million associated with certain contract exits in our management transportation business and $19.7 million from recent management transportation acquisitions.

        Insurance expense.    Insurance expense for the year ended December 31, 2013 was $37.3 million, or 2.7% of net revenue, compared to $44.9 million, or 3.2% of net revenue, for the same period in 2012. The 2013 period was positively impacted by our investment in power cots to reduce lifting injuries. We recorded a decrease of prior year insurance provisions of $1.2 million during the year ended December 31, 2013 compared to an increase of $2.1 million during the year ended December 31, 2012.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2013 was $54.7 million, or 4.0% of net revenue, compared to $42.1 million, or 3.0% of net revenue, for the year ended December 31, 2012. The increase is due primarily to the allocation to AMR of $11.4 million of the payment made to CD&R to terminate the consulting agreement with CD&R.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2013 was $74.0 million, or 5.4% of net revenue, compared to $68.0 million, or 4.9% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

The year ended December 31, 2012

Consolidated—Holding

        Net income was $41.2 million, or 1.2% of net revenue, for the year ended December 31, 2012.

        Net revenue.    We generated net revenue of $3,300.1 million for the year ended December 31, 2012 and had increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.5 million, or 12.3% of net revenue, for the year ended December 31, 2012 and was positively impacted by our increased net revenue.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $182.6 million, or 5.5% of net revenue, and relates primarily to the 2019 Notes and borrowings under the Senior Secured Credit Facilities that began in May 2011. In conjunction with entering the Senior Secured Credit Facilities, we increased our total outstanding debt by $2.0 billion. In addition, on October 1, 2012, we issued $450 million of our PIK Notes. Cash interest accrues on the PIK Notes at a rate of 9.25%. PIK interest accrues on the PIK Notes at a rate of 10.0%.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million of other income was recognized.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250.0 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Our effective tax rate was 40.2% for the year ended December 31, 2012.

Consolidated—Corporation

        Net income was $48.5 million, or 1.5% of net revenue, for the year ended December 31, 2012

        Net revenue.    We generated net revenue of $3,300.1 million for the year ended December 31, 2012 and had increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.7 million, or 12.3% of net revenue, for the year ended December 31, 2012 and was positively impacted by our increased net revenue.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $171.1 million, or 5.2% of net revenue, and relates primarily to our Notes and borrowings under our Senior Secured

Credit Facilities that began in May 2011. In conjunction with entering our new Senior Secured Credit Facilities, we increased our total outstanding debt by $2.0 billion.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million of other income was recognized.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Our effective tax rate was 39.9% for the year ended December 31, 2012.

EmCare

        Net revenue.    EmCare generated net revenue of $1,915.1 million for the year ended December 31, 2012 and had increases in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $1,494.8 million, or 78.1% of net revenue.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $74.5 million, or 3.9% of net revenue.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2012 was $53.1 million, or 2.8% of net revenue. We recorded a decrease of prior year insurance provisions of $4.6 million during the year ended December 31, 2012.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2012 were $36.3 million, or 1.9% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $55.7 million, or 2.9% of net revenue.

        Restructuring charges.    Restructuring charges of $1.5 million were recorded during the year ended December 31, 2012 related to the reorganization of EmCare's geographic regions.

AMR

        Net revenue.    AMR generated net revenue of $1,385.0 million for the year ended December 31, 2012 and was impacted by lower weighted transport volume from market exits and lower net revenue per weighted transport. The decrease in net revenue per weighted transport was due primarily to the impact of markets entered and exited combined with acquisitions.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $812.8 million, or 58.7% of net revenue.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $346.9 million, or 25.0% of net revenue.

        Insurance expense.    Insurance expense for the year ended December 31, 2012 was $44.9 million, or 3.2% of net revenue. We recorded an increase of prior year insurance provisions of $2.1 million during the year ended December 31, 2012.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2012 was $42.1 million, or 3.0% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $68.0 million, or 4.9% of net revenue.

        Restructuring charges.    Restructuring charges of $12.6 million were recorded during the year ended December 31, 2012 related to continuing efforts to re-align AMR's operations.

The Successor Period from May 25, 2011 through December 31, 2011

Consolidated—Holding and Corporation

        Net income was $13.0 million, or 0.7% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. The decrease in net income in the 2011 Successor period as a percentage of revenue was attributable primarily to an increase in interest expense, depreciation and amortization expense, and other fees associated with the Merger, partially offset by a decrease in income tax expense.

        Net revenue.    We generated net revenue of $1,885.8 million for the Successor period from May 25, 2011 through December 31, 2011.

        Adjusted EBITDA.    Adjusted EBITDA was $214.8 million, or 11.4% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Restructuring charges.    Restructuring charges of $6.5 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions of EmCare and AMR and reduction of administrative costs at Corporation.

        Interest expense.    Interest expense for the Successor period from May 25, 2011 through December 31, 2011 was $104.7 million, or 5.6% of net revenue, and primarily related to the 2019 Notes and borrowings under the Senior Secured Credit Facilities that began in May 2011. In conjunction with entering our new credit facility, we increased our total outstanding debt by $2.0 billion.

        Interest and other (expense) income.    During the Successor period from May 25, 2011 through December 31, 2011, $3.2 million of expense was recognized for investment banking, legal, accounting and other advisory services related to the Merger.

        Income tax expense.    Our effective tax rate was 42.3% for the Successor period from May 25, 2011 through December 31, 2011. The decrease in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes combined with favorable impacts to the 2011 rate from the reduction of certain valuation allowances recognized in prior periods.

EmCare

        Net revenue.    Net revenue was $1,025.0 million for the Successor period from May 25, 2011 through December 31, 2011.

        Compensation and benefits.    Compensation and benefits costs were $798.4 million, or 77.9% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Operating expenses.    Operating expenses were $35.4 million, or 3.4% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Insurance expense.    Professional liability insurance expense was $34.1 million, or 3.3% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. We recorded an increase of prior year insurance provisions of $1.9 million during the 2011 Successor period.

        Selling, general and administrative.    Selling, general and administrative expenses were $20.0 million, or 1.9% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Depreciation and amortization.    Depreciation and amortization expense was $33.1 million, or 3.2% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. The increase in depreciation and amortization expense as a percentage of net revenue was due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

        Restructuring charges.    Restructuring charges of $0.5 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions.

AMR

        Net revenue.    Net revenue was $860.8 million for the Successor period from May 25, 2011 through December 31, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Successor period from May 25, 2011 through December 31, 2011 were $512.6 million, or 59.6% of net revenue.

        Operating expenses.    Operating expenses for the Successor period from May 25, 2011 through December 31, 2011 were $224.3 million, or 26.1% of net revenue.

        Insurance expense.    Insurance expense for the Successor period from May 25, 2011 through December 31, 2011 was $31.0 million, or 3.6% of net revenue. We recorded an increase of prior year insurance provisions of $3.7 million during the 2011 Successor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Successor period from May 25, 2011 through December 31, 2011 were $24.4 million, or 2.8% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Successor period from May 25, 2011 through December 31, 2011 was $38.2 million, or 4.4% of net revenue. The increase in depreciation and amortization expense as a percentage of net revenue was due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

        Restructuring charges.    Restructuring charges of $5.9 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions.

The Predecessor Period from January 1, 2011 through May 24, 2011

Consolidated—Holding and Corporation

        Net income was $20.7 million, or 1.7% of net revenue, for the Predecessor period from January 1, 2011 through May 24, 2011. During the Predecessor 2011 period, we recorded $29.8 million for fees associated with the Merger, which are included in interest and other (expense) income. An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 13 to the accompanying consolidated financial statements.

        Net revenue.    We generated net revenue of $1,221.8 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Adjusted EBITDA.    Adjusted EBITDA was $130.6 million, or 10.7% of net revenue, for the Predecessor period from January 1, 2011 through May 24, 2011.

        Interest expense.    Interest expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $7.9 million, or 0.6% or net revenue.

        Interest and other (expense) income.    During the Predecessor period from January 1, 2011 through May 24, 2011, $28.9 million of expense was recognized for investment banking, legal, accounting and other advisory services related to the Merger.

        Loss on early debt extinguishment.    During the Predecessor period from January 1, 2011 through May 24, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance costs associated with our senior secured credit facility in place prior to the Merger.

        Income tax expense.    Our effective tax rate was 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. Our effective tax rate was impacted by certain Merger related costs that are not deductible for tax purposes.

EmCare

        Net revenue.    Net revenue was $642.1 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Predecessor period from January 1, 2011 through May 24, 2011 were $513.6 million, or 80.0% of net revenue. Stock-based compensation expense was $6.8 million during the 2011 Predecessor period which includes accelerated stock-based compensation expense associated with the Merger.

        Operating expenses.    Operating expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $21.0 million, or 3.3% of net revenue.

        Insurance expense.    Professional liability insurance expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $24.4 million, or 3.8% of net revenue. We recorded an increase in prior year insurance provisions of $3.3 million during the 2011 Predecessor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $12.9 million, or 2.0% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $9.4 million, or 1.5% of net revenue.

AMR

        Net revenue.    Net revenue was $579.7 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Predecessor period from January 1, 2011 through May 24, 2011 were $361.0 million, or 62.3% of net revenue. Stock-based compensation expense was $8.3 million during the 2011 Predecessor period which includes accelerated stock-based compensation expense associated with the Merger.

        Operating expenses.    Operating expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $135.7 million, or 23.4% of net revenue.

        Insurance expense.    Insurance expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $22.9 million, or 3.9% of net revenue. We recorded an increase in prior year insurance provisions of $4.9 million during the 2011 Predecessor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $16.3 million, or 2.8% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $19.1 million, or 3.3% of net revenue.

Supplemental Analysis—Year ended December 31, 2012 Compared to Pro Forma 2011

Consolidated—Holding

        Net income was $41.2 million, or 1.2% of revenue, for the year ended December 31, 2012 compared to $24.6 million, or 0.8% of net revenue, for Pro Forma 2011. The increase in net income from 2011 to 2012 is the result of increased net revenue and operating income at EmCare and AMR.

        Net revenue.    For the year ended December 31, 2012, we generated net revenue of $3,300.1 million, an increase of $192.5 million, or 6.2%, from $3,107.6 million for Pro Forma 2011. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.5 million, or 12.3% of net revenue, for the year ended December 31, 2012 compared to $345.7 million, or 11.1% of net revenue, for Pro Forma 2011.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations, compared to charges of $6.5 million recorded during 2011 related to the re-alignment of operation and billing functions of EmCare and AMR, and to reduce administrative costs at Corporation.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $182.6 million compared to $171.2 million for Pro Forma 2011.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million was recognized as income compared to $1.0 million for Pro Forma 2011.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250.0 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Income tax expense increased for the year ended December 31, 2012 compared to Pro Forma 2011. Our effective tax rate was 40.2% and 39.5% for the year ended December 31, 2012 and Pro Forma 2011, respectively.

Consolidated—Corporation

        Net income was $48.5 million, or 1.5% of revenue, for the year ended December 31, 2012 compared to $24.6 million, or 0.8% of net revenue, for Pro Forma 2011. The increase in net income from 2011 to 2012 is the result of increased net revenue and operating income at EmCare and AMR.

        Net revenue.    For the year ended December 31, 2012, we generated net revenue of $3,300.1 million compared to net revenue of $3,107.6 million for Pro Forma 2011. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.7 million, or 12.3% of net revenue, for the year ended December 31, 2012 compared to $345.7 million, or 11.1% of net revenue, for Pro Forma 2011.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations, compared to charges of $6.5 million recorded during 2011 related to the re-alignment of operation and billing functions of EmCare and AMR, and to reduce administrative costs at Corporation.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $171.1 million compared to $171.2 million for Pro Forma 2011.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million was recognized as income compared to $1.0 million for Pro Forma 2011.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Income tax expense decreased for the year ended December 31, 2012 compared to Pro Forma 2011. Our effective tax rate was 39.9% and 39.5% for the year ended December 31, 2012 and Pro Forma 2011, respectively.

EmCare

        Net revenue.    Net revenue for the year ended December 31, 2012 was $1,915.1 million, an increase of $248.0 million, or 14.9%, from $1,667.1 million for Pro Forma 2011. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2010 accounted for a net revenue increase of $165.4 million for the year ended December 31, 2012, of which $38.4 million came from net new contracts added in 2011 with the remaining increase in net revenue from those added in 2012. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $82.7 million, or 6.3%, for the year ended December 31, 2012. The change is due to a 2.6% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 3.7% over the prior period.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $1,494.8 million, or 78.1% of net revenue, compared to $1,306.6 million, or 78.4% of net revenue, for Pro Forma 2011. Provider compensation costs increased $116.1 million from net new contract additions. Same store provider compensation costs were $48.6 million higher than the prior period due primarily to a 3.7% increase in same store weighted patient encounters and a 1.9% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, increased by $23.5 million during the year ended December 31, 2012 compared to Pro Forma 2011. The increase is due to our recent acquisitions and organic growth.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $74.5 million, or 3.9% of net revenue, compared to $56.4 million, or 3.4% of net revenue, for Pro Forma 2011. Operating expenses increased $18.1 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2012 was $53.1 million, or 2.8% of net revenue, compared to $58.4 million, or 3.5% of net revenue, for Pro Forma 2011. We recorded a decrease of prior year insurance provisions of $4.6 million during the year ended December 31, 2012 compared to an increase of $5.2 million for Pro Forma 2011.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2012 were $36.3 million, or 1.9% of net revenue, compared to $33.5 million, or 2.0% of net revenue, for Pro Forma 2011. The increase of $2.8 million was due primarily to our recent acquisitions and organic growth.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $55.7 million, or 2.9% of net revenue, compared to $52.7 million, or 3.2% of net revenue, for Pro Forma 2011. The increase of $3.0 million was due primarily to intangible asset amortization from our recent acquisitions.

AMR

        Net revenue.    Net revenue for the year ended December 31, 2012 was $1,385.0 million, a decrease of $55.5 million, or 3.9%, from $1,440.5 million for Pro Forma 2011. The decrease in net revenue was due primarily to a decrease of 3.4%, or $49.6 million, in weighted transport volume and a decrease in net revenue per weighted transport of 0.5%, or $5.9 million. The decrease in net revenue per weighted transport of 0.5% was due primarily to the impact of markets entered and exited combined with acquisitions, offset by an increase of 1.4% in net revenue per weighted transport as a result of revenues associated with our FEMA deployment in 2012. Weighted transports decreased 101,500 from the same period last year. The change was due to an increase of 50,400 weighted transports from acquisitions and an increase of 27,800 weighted transports from our entry into new markets, offset by a decrease of 131,500 weighted transports from exited markets, and a decrease in weighted transport volume in existing markets of 1.8%, or 48,200 weighted transports. Emergent transport volume in existing markets increased 3.4% offset by a 10.6% decrease in non-emergent volume from changes in certain regional and national contracts.

        Compensation and benefits.    Compensation and benefit costs for the year ended December 31, 2012 were $812.8 million, or 58.7% of net revenue, compared to $866.7 million, or 60.2% of net revenue, for Pro Forma 2011. Ambulance crew wages per ambulance unit hour decreased by approximately 2.4%, or $11.2 million, and ambulance unit hours decreased period over period by 3.7%, or $18.0 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $13.2 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $9.5 million during the year ended December 31, 2012 compared to Pro Forma 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $346.9 million, or 25.0% of net revenue, compared to $360.0 million, or 25.0% of net revenue, for Pro Forma 2011. The change is due primarily to decreased costs of $20.7 million associated with the net impact from markets entered and exited combined with recent acquisitions, a decrease of $17.3 million in operating costs associated with certain contract exits in our managed transportation business, offset by increased external provider costs of $20.1 million related to our FEMA deployment, increased fuel costs of $3.8 million, and an increase in other operating expenses of $1.0 million.

        Insurance expense.    Insurance expense for the year ended December 31, 2012 was $44.9 million, or 3.2% of net revenue, compared to $53.8 million, or 3.7% of net revenue, for Pro Forma 2011. We recorded an increase of prior year insurance provisions of $2.1 million during the year ended December 31, 2012 compared to an increase of $8.6 million for Pro Forma 2011.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2012 was $42.1 million, or 3.0% of net revenue, compared to $41.4 million, or 2.9% of net revenue, for Pro Forma 2011.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $68.0 million, or 4.9% of net revenue, compared to $64.6 million, or 4.5% of net revenue, for Pro Forma 2011. The increase is related to capital expenditures that occurred in late 2011 primarily for our deployment of power cots in the majority of our ambulances.

Liquidity and Capital Resources

        Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. Corporation and its subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in "Risk Factors" for circumstances that could affect our sources of liquidity.

        We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months.

        Concurrent with the completion of the Merger on May 25, 2011, Corporation issued $950 million of the 2019 Notes and entered into the $1.8 billion Senior Secured Credit Facilities, which are further described in Note 10 of the accompanying consolidated financial statements that consisted of a $1.44 billion Term Loan Facility and a $350 million ABL Facility.

  2019 Notes

        During the second quarter of 2012, Corporation's captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds $9.8 million of the 2019 Notes subsequent to the partial redemption of the 2019 Notes on December 30, 2013. On December 30, 2013, Corporation redeemed $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary with a portion of the net proceeds of Holding's initial public offering, at a redemption price equal to 108.125% of the aggregate principal amount of the 2019 Notes, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, Corporation recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes.

        The indenture governing the 2019 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

  Term Loan Facility

        On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the "Term Loan Amendment") to the credit agreement governing the Term Loan Facility (as amended, the "Term Loan Credit Agreement"). Under the Term Loan Amendment, Corporation incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00).

  ABL Facility

        On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the "ABL Credit Agreement"), under which Corporation increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        The ABL Facility provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $412.4 million as of December 31, 2013. Corporation is the borrower under the ABL Facility. The ABL Facility is available to fund working capital and for general corporate purposes. As of December 31, 2013, we had available borrowing capacity of $279.9 million and $132.5 million of letters of credit issued under the ABL Facility.

        While the ABL Facility generally does not contain financial maintenance covenants, a springing fixed charge coverage ratio of not less than 1.0 to 1.0 will be tested if our excess availability (as defined in the credit agreement governing the ABL Facility) falls below specified thresholds at any time. If we require additional financing to meet cyclical increases in working capital needs, to fund acquisitions or unanticipated capital expenditures, we may need to access the financial markets.

  PIK Notes

        On October 1, 2012, Holding issued $450 million aggregate principal amount of the PIK Notes.

        On April 1, 2013, Corporation declared and paid a dividend to Parent, which in turn paid a dividend to Holding in the amount of $20.8 million for Holding to pay interest due on the PIK Notes.

        On August 30, 2013, Holding redeemed the PIK Notes in full with a portion of the net proceeds of Holding's initial public offering, at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, Holding recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

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

        On August 13, 2013, Holding's Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R which was recorded to "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations.

        Net proceeds from the initial public offering were used to (i) redeem in full Holding's PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the consulting agreement with CD&R, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

Cash Flow—Holding

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Net cash provided by (used in)
Operating activities	$54,115	$216,435	$114,821	$67,975
Investing activities	(98,597)	(154,043)	(2,965,976)	(89,459)
Financing activities	191,362	(138,583)	2,698,630	20,671

        Operating activities.    Net cash provided by operating activities was $54.1 million for the year ended December 31, 2013 compared to $216.4 million for the year ended December 31, 2012. Operating cash flows for the year ended December 31, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the consulting agreement with CD&R, and $24.5 million of payments related to AMR contract terminations and FEMA external providers. Cash flow from operating activities excluding these items was $112.3 million. Further, the decrease of $162.3 million in net cash provided by operating activities relates primarily to an income tax refund of $43.0 million received in the third quarter of 2012 and an increase in accounts receivable.

        Accounts receivable increased $176.0 million and $81.9 million during the years ended December 31, 2013 and 2012, respectively. Days sales outstanding ("DSO") increased 9 days during the year ended December 31, 2013. While AMR's DSO decreased 5 days, EmCare's DSO increased 17 days primarily as a result of accounts receivable delayed by CMS pending provider enrollments and a significant number of new contract starts in the late-third and fourth quarters of 2013. We filed for a majority of group numbers in the third quarter of 2013; however, the process to obtain individual provider numbers under those groups has taken longer than expected due to processing delays at the Medicare Administrative Contractors. While the DSO increases are driven by these delays and the impact of our accelerated contract starts in the last half of 2013, our overall collections process has remained stable as evidenced by our same contract DSO which has remained at 64 days.

        Net cash provided by operating activities was $216.4 million for the year ended December 31, 2012 compared to $114.8 million and $68.0 million for the 2011 Successor and Predecessor periods, respectively. The lower cash provided by operating activities in the 2011 Successor and Predecessor periods when compared to the year ended December 31, 2012 was due primarily to the 2011 periods including seven months and five months of operations, respectively, compared to twelve months for the year ended December 31, 2012. In addition, the increase in operating cash flows was affected by an increase in net income from growth in our same store markets and net new contracts, offset by decreases in cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations by $65.8 million during 2012 compared to increases of $7.0 million and $25.3 million for the 2011 Successor and Predecessor periods, respectively. The change is due primarily to the timing of payroll related payments, incentive compensation and interest payments during the year ended December 31, 2012 compared to the 2011 periods. Accounts receivable increased $81.9 million for the year ended December 31, 2012 compared to $4.7 million and $10.1 million for the 2011 Successor and Predecessor periods, respectively. DSO increased 4 days during the year ended December 31, 2012. While AMR's DSO was unchanged when compared to December 31, 2011, EmCare's DSO increased 8 days during the year ended December 31, 2012. EmCare's DSO increased during 2012 primarily as a result of certain accounts receivable held by CMS, as described in the preceding paragraph.

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

        The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q4 2011	Q4 2010
EmCare	82	77	71	68	65	57	54
AMR	63	64	64	66	68	68	69
EVHC	75	73	68	67	66	62	61

        Investing activities.    Net cash used in investing activities was $98.6 million for the year ended December 31, 2013 compared to $154.0 million for the year ended December 31, 2012. The decrease is due primarily to a return of insurance collateral of approximately $100.0 million during the year ended December 31, 2012 offset by a decrease in cash outflow for acquisitions of $157.9 million.

        Net cash used in investing activities was $154.0 million for the year ended December 31, 2012 compared to $2,966.0 million and $89.5 million for the 2011 Successor and Predecessor periods, respectively. The decrease is primarily due to the purchase of Corporation by the CD&R Affiliates for $2.8 billion in 2011 combined with a decrease in insurance collateral of $91.9 million during the year ended December 31, 2012 compared to decreases of $9.9 million and $23.0 million during the 2011 Successor and Predecessor periods, respectively. Acquisitions of businesses totaled $193.0 million during the year ended December 31, 2012 compared to $84.4 million and $94.9 million for the 2011 Successor and Predecessor periods, respectively.

        Financing activities.    Net cash provided by financing activities was $191.4 million for the year ended December 31, 2013 compared to net cash used in financing activities of $138.6 million for the year ended December 31, 2012. During 2013 we received proceeds from our initial public offering of $1,112.0 million offset by related issuance costs paid of $63.4 million. We paid $816.7 million, which includes a $39.4 million premium, during 2013 to redeem our Senior PIK Toggle Notes due 2017 and

$332.5 million in principal amount of our 2019 Notes of which $5.2 million was held by our captive insurance subsidiary. We also increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility. We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for 2013 also includes a payment of $38.3 million to a prior shareholder in settlement of its appraisal over its holdings in Corporation prior to the Merger.

        Net cash used in financing activities was $138.6 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $2,698.6 million and $20.7 million for the 2011 Successor and Predecessor periods, respectively. We entered into new Senior Secured Credit Facilities in connection with the Merger which resulted in new borrowings of $2,390.0 million during the 2011 Successor period. During the 2011 Successor period, we also received $887.1 million in proceeds from the CD&R Affiliates' equity investment in Corporation. These sources of cash from financing activities were partially offset by $117.8 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. At December 31, 2012, $125 million was outstanding under our ABL Facility.

Cash Flow—Corporation

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands).

	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Net cash provided by (used in)
Operating activities	$87,540	$216,248	$114,821	$67,975
Investing activities	(98,597)	(154,043)	(2,965,976)	(89,459)
Financing activities	76,496	(138,677)	2,698,630	$20,671

        Operating activities.    Net cash provided by operating activities was $87.5 million for the year ended December 31, 2013 compared to $216.2 million for the year ended December 31, 2012. Operating cash flows for the year ended December 31, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the consulting agreement with CD&R, and $24.5 million of payments related to AMR contract terminations and FEMA external providers. Cash flow from operating activities excluding these items was $145.7 million. Further, the decrease of $128.7 million in net cash provided by operating activities relates to an income tax refund of $43.0 million received in the third quarter of 2012 and an increase in accounts receivable.

        Accounts receivable increased $175.7 million and $82.1 million during the years ended December 31, 2013 and 2012, respectively. DSO increased 9 days during the year ended December 31, 2013. While AMR's DSO decreased 5 days, EmCare's DSO increased 17 days primarily as a result of accounts receivable delayed by CMS pending provider enrollments and a significant number of new contract starts in the late-third and fourth quarters of 2013. We filed for a majority of group numbers in the third quarter of 2013; however, the process to obtain individual provider numbers under those groups has taken longer than expected due to processing delays at the Medicare Administrative Contractors. While the DSO increases are driven by these delays and the impact of our accelerated contract starts in the last half of 2013, our overall collections process has remained stable as evidenced by our same contract DSO which has remained at 64 days.

        Net cash provided by operating activities was $216.4 million for the year ended December 31, 2012 compared to $114.8 million and $68.0 million for the 2011 Successor and Predecessor periods, respectively. The lower cash provided by operating activities in the 2011 Successor and Predecessor periods when compared to the year ended December 31, 2012 was due primarily to the 2011 periods including seven months and five months of operations, respectively, compared to twelve months for the year ended December 31, 2012. In addition, the increase in operating cash flows was affected by an increase in net income from growth in our same store markets and net new contracts, offset by decreases in cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations by $65.8 million during 2012 compared to increases of $7.0 million and $25.3 million for the 2011 Successor and Predecessor periods, respectively. The change is due primarily to the timing of payroll related payments, incentive compensation and interest payments during the year ended December 31, 2012 compared to the 2011 periods. Accounts receivable increased $81.9 million for the year ended December 31, 2012 compared to $4.7 million and $10.1 million for the 2011 Successor and Predecessor periods, respectively. DSO increased 4 days during the year ended December 31, 2012. While AMR's DSO was unchanged when compared to December 31, 2011, EmCare's DSO increased 8 days during the year ended December 31, 2012. EmCare's DSO increased during 2012 primarily as a result of certain accounts receivable held by CMS, as described in the preceding paragraph.

        Investing activities.    Net cash used in investing activities was $98.6 million for the year ended December 31, 2013 compared to $154.0 million for the year ended December 31, 2012. The decrease is due primarily to a return of insurance collateral of approximately $100.0 million during the year ended December 31, 2012 offset by a decrease in cash outflow for acquisitions of $157.9 million.

        Net cash used in investing activities was $154.0 million for the year ended December 31, 2012 compared to $2,966.0 million and $89.5 million for the 2011 Successor and Predecessor periods, respectively. The decrease is primarily due to the purchase of Corporation by the CD&R Affiliates for $2.8 billion in 2011 combined with a decrease in insurance collateral of $91.9 million during the year ended December 31, 2012 compared to decreases of $9.9 million and $23.0 million during the 2011 Successor and Predecessor periods, respectively. Acquisitions of businesses totaled $193.0 million during the year ended December 31, 2012 compared to $84.4 million and $94.9 million for the 2011 Successor and Predecessor periods, respectively.

        Financing activities.    Net cash provided by financing activities was $76.5 million for the year ended December 31, 2013 compared to cash used in financing activities of $138.7 million for the year ended December 31, 2012. During the year ended December 31, 2013, we increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility. We also received a $489.3 million distribution from Holding from proceeds received from Holding's initial public offering of Common Stock. With these proceeds, we paid $354.3 million, which includes a $27.0 million premium, during the year ended December 31, 2013 to redeem $332.5 million in principal amount of our 2019 Notes of which $5.2 million was held by our captive insurance subsidiary. We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for the year ended December 31, 2013 also includes a payment of $20.8 million for a distribution to Holding and $38.3 million to a prior shareholder in settlement of its appraisal over its holdings in Corporation prior to the Merger.

        Net cash used in financing activities was $138.7 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $2,698.6 million and $20.7 million for the 2011 Successor and Predecessor periods, respectively. We entered into new Senior Secured Credit Facilities in connection with the Merger which resulted in new borrowings of $2,390.0 million during the 2011 Successor period. During the 2011 Successor period, we also received $887.1 million in proceeds from the CD&R Affiliates' equity investment in Corporation. These sources of cash from financing activities were partially offset by $117.8 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. At December 31, 2012, $125 million was outstanding under our ABL Facility.

Indebtedness

        On May 25, 2011, we issued $950 million of senior unsecured notes due 2019 and entered into $1.8 billion of Senior Secured Credit Facilities.

        The 2019 Notes have a fixed interest rate of 8.125%, payable semi-annually with the principal due at maturity in 2019. The 2019 Notes are general unsecured obligations of Corporation and are guaranteed by each of Corporation's domestic subsidiaries, except for any of Corporation's subsidiaries subject to regulation as an insurance company, including Corporation's captive insurance subsidiary.

        We may redeem the Notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. We may redeem the Notes, in whole or in part, at any time (i) on and after June 1, 2014 and prior to June 1, 2015, at a price equal to 106.094% of the principal amount of the Notes, (ii) on or after June 1, 2015 and prior to June 1, 2016, at a price equal to 104.063% of the principal amount of the Notes, (iii) on or after June 1, 2016 and prior to June 1, 2017, at a price equal to 102.031% of the principal amount of the Notes, and (iv) on or after June 1, 2017, at a price equal to 100.000% of the principal amount of the Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 108.125%, plus accrued and unpaid interest, if any, to the applicable redemption date. On December 30, 2013, Corporation redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest.

        The indenture governing the 2019 Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, we are required to make an offer to repurchase all of the Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If we sell assets under certain circumstances, we must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

        The Senior Secured Credit Facilities consist of the Term Loan Facility and the ABL Facility.

        Loans under the Term Loan Facility bear interest at Corporation's election at a rate equal to (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("LIBOR Rate") and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00).

        The Term Loan Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to the customary exceptions.

        Loans under the ABL Facility bear interest at our election at a rate equal to (i) the LIBOR rate plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        The ABL Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a "payment condition." The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

        As of December 31, 2013, letters of credit outstanding which impact the available credit under the ABL Facility were $132.5 million and the maximum available under the ABL Facility was $279.9 million.

        Holding redeemed the PIK Notes on August 30, 2013, with a portion of the net proceeds of its initial public offering.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2013, including our borrowings under our Senior Secured Credit Facility.

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations (Payments Due by Period):
Term Loan Facility(1)	$13,371	$26,741	$26,742	$1,236,091	$1,302,945
Bonds	—	—	—	607,750	607,750
Capital lease obligations	76	175	118	—	369
Other long-term debt	337	515	—	—	852
Interest on debt(2)	106,285	209,645	204,287	25,086	545,303
Operating lease obligations	34,305	50,072	34,019	34,779	153,175
Other contractual obligations(3)	39,649	32,817	24,368	7,088	103,922

Subtotal	194,023	319,965	289,534	1,910,794	2,714,316

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	51,926	51,926
Letters of credit(4)	—	—	—	132,474	132,474

Subtotal	—	—	—	184,400	184,400

Total obligations and commitments	$194,023	$319,965	$289,534	$2,095,194	$2,898,716

(1)
Excludes interest on the Term Loan Facility.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2013 of 4.00%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(3)
Includes dispatch and responder fees, contingent consideration related to acquisitions and other purchase obligations of goods and services.

(4)
Letters of credit are collateralized by our ABL Facility.

Disclosure under Section 13(r) of the Securities Exchange Act of 1934

        Under Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us ("control" is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department ("OFAC"). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report (specifically, in January and February of 2013), the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary's accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank's official exchange rate. CD&R has informed us that there has been no further activity in the accounts after February 2013, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. At December 31, 2013, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $4.02 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. These transactions fix the price for a total of 2.5 million gallons through December 2014.

        In October 2011, we entered into interest rate swap agreements which will mature on August 31, 2015. The agreement is with major financial institutions and effectively converts a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

        As of December 31, 2013, we had $1,907.7 million of outstanding debt, excluding capital leases, of which $1,298.7 million was variable rate debt under our Senior Secured Credit Facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Holding and Corporation each maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the respective reports that they file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holding's and Corporation's respective management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on the evaluation of Holding's and Corporation's respective management of Holding's and Corporation's disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, Holding's and Corporation's respective principal executive officers and principal financial officers have concluded that, as of the date of their evaluation, Holding's and Corporation's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) promulgated under the Exchange Act) were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

        There have been no changes in Holding's or Corporation's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Holding's or Corporation's internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Holding's and Corporation's respective management are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for Holding and Corporation, respectively. Holding's and Corporation's respective internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of Holding's and Corporation's management, including Holding's and Corporation's respective principal executive officer and principal financial officer, Holding's and Corporation's management conducted an assessment of the effectiveness of their internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Holding's and Corporation's respective management concluded that Holding's and Corporation's respective internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for Holding pertaining to directors will be set forth in Holding's Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference. The information called for by Item 10 pertaining to the executive officers of Holding can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrants." The Board of Directors of Holding has adopted a "Code of Business Conduct and Ethics" that applies to all of the Company's officers, employees and directors, and a "Code of Ethics for the Chief Executive Officer and Senior Financial Officers" that applies to our Chief Executive Officer, Chief Financial Officer, corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available on our website www.evhc.net under the heading "Corporate Governance" and "Code of Business Conduct and Ethics." Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.

        We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions, and our directors by posting such information on our website.

        Corporation has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item for Holding will be set forth in Holding's Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        Corporation has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item for Holding will be set forth in Holding's Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        Corporation has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item for Holding will be set forth in Holding's Proxy Statement for the 2014 Annual Meeting of Stockholders which information is hereby incorporated herein by reference.

        Corporation has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ernst & Young LLP served as our independent registered public accounting firm for 2013 for both Holding and Corporation.

        The following table sets forth the professional fees paid to Ernst & Young LLP for professional services rendered for the years ended December 31, 2013 and 2012.

	For engagement from January 1, 2013 to December 31, 2013	For engagement from January 1, 2012 to December 31, 2012
Audit Fees(1)	$2,735,147	$1,804,758
Audit-Related Fees(2)	27,159	84,961
Tax Fees(2)	115,970	203,165
All Other Fees(3)	2,130	4,656

Total	$2,880,406	$2,097,540

(1)
The Audit Fees paid to Ernst & Young LLP were for the following professional services rendered:

•
audits of Holding's and Corporation's annual financial statements for the years ended December 31, 2013 and 2012,

•
reviews of Holding's and Corporation's quarterly financial statements,

•
reviews of the consolidated financial statements included in offering documents associated with Holding's initial public offering and the Merger, and

•
services normally provided in connection with statutory or regulatory filings or engagements.

(2)
The audit-related fees paid to Ernst & Young LLP were for due diligence in connection with acquisitions. The tax fees paid to Ernst & Young LLP were for domestic tax advice and planning and assistance with tax audits and appeals. All services were appropriately approved by the Audit Committee in accordance with Holding's and Corporation's pre-approval policies.

(3)
All Other Fees describes the annual license fee paid to Ernst & Young LLP for a software research tool and fees paid to attend continuing education courses.

  Pre-Approval Policies and Procedures

        In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee Charters of Holding and Corporation each provide that the Audit Committee of the respective Board of Directors has the sole authority and responsibility to pre-approve all audit services, audit- related tax services and other permitted services to be performed for Holding and Corporation, respectively by its independent auditors and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board ("PCAOB"), each respective Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by its respective independent auditors. The independent auditors may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent auditor.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8,"Financial Statements and Supplementary Data", of this Annual Report.

(2)
Financial Statement Schedules

        Schedule I—Holding's Condensed Financial Statements are included in this Annual Report on Form 10-K beginning on page F-80.

(3)
Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2014.

ENVISION HEALTHCARE HOLDINGS, INC.
and
ENVISION HEALTHCARE CORPORATION
(Registrants)
By:	/s/ WILLIAM A. SANGER William A. Sanger President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Sanger, Randel G. Owen and Craig A. Wilson, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. SANGER William A. Sanger	Director, President and Chief Executive Officer (Principal Executive Officer) of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ RANDEL G. OWEN Randel G. Owen	Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014

Signature	Title	Date

/s/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer) of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ RONALD A. WILLIAMS Ronald A. Williams	Chairman and Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ CAROL J. BURT Carol J. Burt	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ LEONARD M. RIGGS, JR., M.D. Leonard M. Riggs, Jr., M.D.	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ MICHAEL L. SMITH Michael L. Smith	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014
/s/ MARK V. MACTAS Mark V. Mactas	Director of Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation	March 14, 2014

Exhibit Index

Exhibit No	Description
2.1	Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).

3.1	Second Amended and Restated Certificate of Incorporation of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Holding's Form S-8, dated August 16, 2013).

3.2	Amended and Restated By-Laws of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to Holding's Form S-8, dated August 16, 2013).

4.1	Form of 8.125% Senior Note due 2019 (Included in Exhibit 4.2 hereto).

4.2	Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Corporation's Form 8-K, dated June 1, 2011).

4.3	First Supplemental Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Corporation's Form 8-K, dated June 1, 2011).

4.4	Second Supplemental Indenture, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.3 to Corporation's Form 8-K, dated June 1, 2011).

4.5	Third Supplemental Indenture, dated November 7, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Corporation's Form 10-Q for the quarter ended March 31, 2012).

4.6	Fourth Supplemental Indenture, dated April 11, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Corporation's Form 10-Q for the quarter ended March 31, 2012).

4.7	Fifth Supplemental Indenture, dated December 30, 2013, by and among Envision Healthcare Corporation, the subsidiary guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee, (Incorporated by reference to Exhibit 4.1 to Corporation's Form 8-K, dated January 6, 2014).

10.1	Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation's Form 8-K, dated June 1, 2011).

10.1.1	First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation's Form 8-K, dated February 7, 2013).

Exhibit No	Description
10.2	Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.2 to Corporation's Form 8-K, dated June 1, 2011).

10.3	ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Corporation's Form 8-K, dated June 1, 2011).

10.3.1	First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation's Form 8-K, dated February 27, 2013).

10.4	ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.4 to Corporation's Form 8-K, dated June 1, 2011).

10.5	Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (Incorporated by reference to Exhibit 10.5 to Corporation's Form 8-K, dated June 1, 2011).

10.6	Termination Agreement, dated August 19, 2013, by and among Holding, Envision Healthcare Corporation and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.2 to Holding's and Corporation's Quarterly Report on Form 10-Q filed November 13, 2013).

10.7	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.7 to Corporation's Form 8-K, dated June 1, 2011).

10.8	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Richard J. Schnall (Incorporated by reference to Exhibit 10.8 to Corporation's Form 8-K, dated June 1, 2011).

10.9	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (Incorporated by reference to Exhibit 10.9 to Corporation's Form 8-K, dated June 1, 2011).

10.10	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (Incorporated by reference to Exhibit 10.10 to Corporation's Form 8-K, dated June 1, 2011).

Exhibit No		Description
10.11		Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (Incorporated by reference to Exhibit 10.11 to Corporation's Form 8-K, dated June 1, 2011).

10.12	†	Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1 of Corporation's Registration Statement on Form S-1 filed August 2, 2005).

10.13	†	Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.1 to Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.14	†	Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.2 to Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.15	†	Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.12 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16	†	Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3 of Corporation's Registration Statement on Form S-1 filed August 2, 2005).

10.17	†	Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to Corporation's Annual Report on Form 10-K for the year ended December 31, 2009).

10.18	†	Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.19	†	Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.3 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.20	†	Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.13 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21	†	Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4 of Corporation's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No		Description
10.22	†	Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to Corporation's Annual Report on Form 10-K for the year ended December 31, 2009).

10.23	†	Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.24	†	Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.25	†	Separation agreement, dated January 13, 2013, between Mark A. Bruning and American Medical Response, Inc. (Incorporated by reference to Exhibit 10.29 to Corporation's Annual Report on Form 10-K for the year ended December 31, 2012).

10.26		Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of Corporation's Registration Statement on Form S-1 filed August 2, 2005).

10.27	†	EMSC Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of Corporation's Registration Statement on Form S-8 filed June 24, 2010).

10.28	†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29	†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.30	†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.31	†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.32		Registration Rights Agreement of CDRT Holding Corporation, dated May 25, 2011, by and between CDRT Holding Corporation and Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P. and CD&R Friends and Family Fund VIII, L.P. (Incorporated by reference to Exhibit 10.32 to Holding's Registration Statement on Form S-1 (No. 333-189292), filed June 13, 2013).

10.33		Stockholders Agreement of Envision Healthcare Holdings, Inc. among Envision Healthcare Holdings, Inc. and the Stockholders party thereto (Incorporated by reference to Exhibit 10.1 to Holding's Quarterly Report on Form 10-Q, filed November 13, 2013).

10.34		Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.34 to Holding's Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

Exhibit No		Description
10.35	†	Envision Healthcare Holdings, Inc. Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.35 to Holding's Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.36	†	Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.36 to Holding's Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.37	†	Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Holding's Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.38	†	Amendment to the Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Holding's Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.39	†	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 99.5 to Holding's Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.40	†	Employment Agreement, dated August 24, 2005, between Steve W. Ratton, Jr. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.15 of Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

21.1	*	Subsidiaries of Holding.

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of Attorney (contained on signature pages hereto).

31.1	*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	*	Certification of the Chief Executive Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of the Chief Financial Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*††	XBRL Instance Document

101.SCH	*††	XBRL Taxonomy Extension Schema Document

101.CAL	*††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*††	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit No		Description
101.PRE	*††	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed with this Annual Report.

†
Identifies each management compensation plan or arrangement.

††
XBRL (eXtensible Business Reporting Language) information for Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

Index to Financial Statements

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm—Envision Healthcare Holdings, Inc.	F-2
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm—Envision Healthcare Corporation	F-3
Envision Healthcare Holdings, Inc.
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-5

Consolidated Statements of Changes in Equity for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-9
Envision Healthcare Corporation
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-11

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-13

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor

F-15
Notes to Consolidated Financial Statements	F-17
Schedule I—Holding's Condensed Financial Statements	F-80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Envision Healthcare Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Envision Healthcare Holdings, Inc. as of December 31, 2013 and 2012 (Successor), and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the years ended December 31, 2013 and 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through May 24, 2011 (Predecessor) (collectively consolidated financial statements). Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Healthcare Holdings, Inc. at December 31, 2013 and 2012 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through May 24, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Envision Healthcare Corporation

        We have audited the accompanying consolidated balance sheets of Envision Healthcare Corporation as of December 31, 2013 and 2012 (Successor), and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the years ended December 31, 2013 and 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through May 24, 2011 (Predecessor) (collectively consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Healthcare Corporation at December 31, 2013 and 2012 (Successor), and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through May 24, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 14, 2014

Envision Healthcare Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$204,712	$57,832
Insurance collateral	29,619	24,481
Trade and other accounts receivable, net	801,146	625,144
Parts and supplies inventory	23,376	22,050
Prepaids and other current assets	23,430	23,752

Total current assets	1,082,283	753,259
Non-current assets:
Property, plant and equipment, net	194,715	191,864
Intangible assets, net	513,698	564,218
Insurance collateral	12,716	20,760
Goodwill	2,435,670	2,413,632
Other long-term assets	60,935	93,100

Total assets	$4,300,017	$4,036,833

Liabilities and Equity
Current liabilities:
Accounts payable	$52,588	$53,909
Accrued liabilities	350,936	388,935
Current deferred tax liabilities	35,487	23,568
Current portion of long-term debt	12,318	12,282

Total current liabilities	451,329	478,694
Long-term debt	1,895,381	2,647,098
Long-term deferred tax liabilities	151,130	156,761
Insurance reserves	175,427	189,373
Other long-term liabilities	16,997	20,220

Total liabilities	2,690,264	3,492,146

Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 180,382,885 and 130,661,627 issued and outstanding as of December 31, 2013 and 2012, respectively)	1,804	1,307
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2013 and 2012)	—	—
Treasury stock at cost	(1,347)	(381)
Additional paid-in capital	1,576,764	525,098
Retained earnings	18,341	12,346
Accumulated other comprehensive loss	(839)	(213)

Total Envision Healthcare Holdings, Inc. equity	1,594,723	538,157
Noncontrolling interest	15,030	6,530

Total equity	1,609,753	544,687

Total liabilities and equity	$4,300,017	$4,036,833

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Revenue, net of contractual discounts	$6,771,522	$5,834,632	$3,146,039	$2,053,311
Provision for uncompensated care	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)

Net revenue	3,728,312	3,300,121	1,885,811	1,221,790

Compensation and benefits	2,667,439	2,307,628	1,311,060	874,633
Operating expenses	424,865	421,424	259,639	156,740
Insurance expense	106,293	97,950	65,030	47,229
Selling, general and administrative expenses	106,659	78,540	44,355	29,241
Depreciation and amortization expense	140,632	123,751	71,312	28,467
Restructuring charges	5,669	14,086	6,483	—

Income from operations	276,755	256,742	127,932	85,480
Interest income from restricted assets	792	625	1,950	1,124
Interest expense	(186,701)	(182,607)	(104,701)	(7,886)
Realized gains (losses) on investments	471	394	41	(9)
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)
Loss on early debt extinguishment	(68,379)	(8,307)	—	(10,069)

Income before income taxes and equity in earnings of unconsolidated subsidiary	10,178	68,269	22,071	39,767
Income tax benefit (expense)	994	(27,463)	(9,328)	(19,242)

Income before equity in earnings of unconsolidated subsidiary	11,172	40,806	12,743	20,525
Equity in earnings of unconsolidated subsidiary	323	379	276	143

Net income	11,495	41,185	13,019	20,668
Less: Net income attributable to noncontrolling interest	(5,500)	—	—	—

Net income attributable to Envision Healthcare Holdings, Inc	$5,995	$41,185	$13,019	$20,668

Basic net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.32	$0.10	$0.05
Diluted net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.31	$0.10	$0.05
Average common shares outstanding, basic	150,156,216	130,228,970	129,469,067	411,757,044
Average common shares outstanding, diluted	156,962,385	132,945,862	130,833,200	417,085,451
Comprehensive Income:
Net income	$11,495	$41,185	$13,019	$20,668

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Continued)

(in thousands, except share and per share amounts)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(892)	1,632	(41)	182
Unrealized gains (losses) on derivative financial instruments	266	857	(2,661)	25

Total other comprehensive income (loss), net of tax	(626)	2,489	(2,702)	207

Comprehensive income	10,869	43,674	10,317	20,875
Less: Comprehensive income attributable to noncontrolling interest	(5,500)	—	—	—

Comprehensive income attributable to Envision Healthcare Holdings, Inc.	$5,369	$43,674	$10,317	$20,875

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc.

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Shares/units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Treasury Stock
Balances January 1, 2011 (Predecessor)	282,762,520	604,984	9	127,639,487	286,235
Exercise of options	231,375	—	—	—	—
Shares issued under stock incentive plans	1,101,613	—	—	—	—
Exchange of Class B common stock	604,565	(604,565)	—	—	—
Shares repurchased	(355,846)	—	—	—	355,846
Equity-based compensation	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Net income	—	—	—	—	—
Fair value of fuel hedge	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—

Balances May 24, 2011 (Predecessor)	284,344,227	419	9	127,639,487	642,081

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances January 1, 2011 (Predecessor)	$2,827	$6	$844,217	$(1,684)	$(450,711)	$450,766	$1,784	$847,205
Exercise of options	—	—	—	—	559	—	—	559
Shares issued under stock incentive plans	16	—	—	—	(15)	—	—	1
Exchange of Class B common stock		(6)	—	—	5	—	—	(1)
Shares repurchased		—	—	(2,440)	—	—	—	(2,440)
Equity-based compensation		—	—	—	15,112	—	—	15,112
Excess tax benefits from stock-based compensation		—	—	—	12,427	—	—	12,427
Net income		—	—	—	—	20,668	—	20,668
Fair value of fuel hedge		—	—	—	—	—	25	25
Unrealized holding gains		—	—	—	—	—	182	182

Balances May 24, 2011 (Predecessor)	$2,843	$—	$844,217	$(4,124)	$(422,623)	$471,434	$1,991	$893,738

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc.

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Common Stock Shares	Common Stock	Preferred Stock Shares	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balances May 25, 2011 (Successor)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Shares purchased on transaction date, net of issuance costs of $31,878	128,815,275	1,288	—	—	853,885	—	—	—	—	855,173
Tax effect of equity issuance costs	—	—	—	—	6,659	—	—	—	—	6,659
Investment by management	807,590	8	—	—	4,970	—	—	—	—	4,978
Management equity rollover	—	—	—	—	28,265	—	—	—	—	28,265
Equity-based compensation	—	—	—	—	4,098	—	—	—	—	4,098
Equity issued for acquisition	581,248	6	—	—	3,994	—	—	—	—	4,000
Net income	—	—	—	—	—	—	13,019	—	—	13,019
Fair value of fuel hedge	—	—	—	—	—	—	—	(1,201)	—	(1,201)
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	(1,460)	—	(1,460)
Unrealized holding losses	—	—	—	—	—	—	—	(41)	—	(41)

Balances December 31, 2011 (Successor)	130,204,113	1,302	—	—	901,871	—	13,019	(2,702)	—	913,490
Shares repurchased	(148,519)	(1)	—	—	(139)	(381)	—	—	—	(521)
Equity-based compensation	—	—	—	—	4,248	—	—	—	—	4,248
Exercise of options	606,033	6	—	—	328	—	—	—	—	334
Dividend paid	—	—	—	—	(386,924)	—	(41,858)	—	—	(428,782)
Excess tax benefits from stock-based compensation	—	—	—	—	873	—	—	—	—	873
Tax impact of dividend	—	—	—	—	4,841	—	—	—	—	4,841
Net income	—	—	—	—	—	—	41,185	—	—	41,185
Fair value of fuel hedge	—	—	—	—	—	—	—	2,258	—	2,258
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	(1,401)	—	(1,401)
Unrealized holding gains	—	—	—	—	—	—	—	1,632	—	1,632
Proceeds from noncontrolling interest	—	—			—	—	—	—	6,530	6,530

Balances December 31, 2012 (Successor)	130,661,627	1,307	—	—	525,098	(381)	12,346	(213)	6,530	544,687
Equity offering, net of issuance costs of $4,031 and 5.5% underwriter discount	48,300,000	483	—	—	1,045,769	—	—	—	—	1,046,252
Shares repurchased	(365,227)	(4)	—	—	(497)	(966)	—	—	—	(1,467)
Equity-based compensation	—	—	—	—	4,248	—	—	—	—	4,248
Exercise of options	1,786,485	18	—	—	859	—	—	—	—	877
Excess tax benefits from stock-based compensation	—	—	—	—	62	—	—	—	—	62
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	—	5,995	—	—	5,995
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	5,500	5,500
Fair value of fuel hedge	—	—	—	—	—	—	—	(636)	—	(636)
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	902	—	902
Unrealized holding losses	—	—	—	—	—	—	—	(892)	—	(892)
Proceeds from noncontrolling interest	—	—	—	—	—	—	—	—	3,000	3,000
Other	—	—	—	—	1,225	—	—	—	—	1,225

Balances December 31, 2013 (Successor)	180,382,885	$1,804	—	$—	$1,576,764	$(1,347)	$18,341	$(839)	$15,030	$1,609,753

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Cash Flows from Operating Activities
Net income	$11,495	$41,185	$13,019	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,588	141,015	81,539	29,800
(Gain) loss on disposal of property, plant and equipment	(28)	(268)	156	39
Equity-based compensation expense	4,248	4,248	4,098	15,112
Excess tax benefits from stock-based compensation	(62)	(873)	—	(12,427)
Loss on early debt extinguishment	68,379	8,307	—	10,069
Equity in earnings of unconsolidated subsidiary	(323)	(379)	(276)	(143)
Dividends received	556	611	—	427
Deferred income taxes	2,416	31,932	(4,131)	345
Payment of dissenting shareholder settlement	(13,717)	—	—	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(175,968)	(81,857)	(4,730)	(10,149)
Parts and supplies inventory	(1,326)	643	884	(116)
Prepaids and other current assets	987	5,839	641	(8,569)
Accounts payable and accrued liabilities	(11,596)	65,777	7,019	25,337
Insurance accruals	10,466	255	16,602	(2,418)

Net cash provided by operating activities	54,115	216,435	114,821	67,975

Cash Flows from Investing Activities
Merger, net of cash received	—	—	(2,844,221)	—
Purchases of property, plant and equipment	(65,879)	(60,215)	(46,351)	(18,496)
Proceeds from sale of property, plant and equipment	744	7,220	216	55
Acquisition of businesses, net of cash received	(35,098)	(193,002)	(84,375)	(94,870)
Net change in insurance collateral	3,705	91,940	9,927	23,036
Other investing activities	(2,069)	14	(1,172)	816

Net cash used in investing activities	(98,597)	(154,043)	(2,965,976)	(89,459)

Cash Flows from Financing Activities
Issuance of common stock	1,112,017	334	—	559
Borrowings under the Term Loan	150,000	—	1,440,000	—
Borrowings under the ABL Facility	345,440	130,000	—	—
Proceeds from issuance of PIK Notes and senior notes	—	450,000	950,000	—
Proceeds from CD&R equity investment	—	—	887,051	—

Envision Healthcare Holdings, Inc

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Capital contributions	—	—	4,978	—
Repayments of the Term Loan	(13,371)	(262,884)	(425,175)	(5,312)
Repayments of the ABL Facility	(470,440)	(5,000)	—	—
Repayments of PIK Notes and senior notes	(777,250)	(15,000)	—	—
Payments for debt extinguishment premiums	(39,402)	—	—	—
Dividend paid	—	(428,782)	—	—
Equity issuance costs	(65,131)	—	(31,878)	—
Debt issue costs	(5,011)	(21,219)	(117,805)	—
Excess tax benefits from stock-based compensation	62	873	—	12,427
Class A common stock repurchased as treasury stock	—	(511)	—	(2,440)
Proceeds from noncontrolling interest	3,000	6,530	—	—
Payment of dissenting shareholder settlement	(38,336)	—	—	—
Net change in bank overdrafts	(10,146)	7,808	(6,944)	14,241
Other financing activities	(70)	(732)	(1,597)	1,196

Net cash provided by (used in) financing activities	191,362	(138,583)	2,698,630	20,671

Change in cash and cash equivalents	146,880	(76,191)	(152,525)	(813)
Cash and cash equivalents, beginning of period	57,832	134,023	286,548	287,361

Cash and cash equivalents, end of period	$204,712	$57,832	$134,023	$286,548

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$122,990	$57,551
Insurance collateral	29,619	24,481
Trade and other accounts receivable, net	801,146	625,413
Parts and supplies inventory	23,376	22,050
Prepaids and other current assets	23,925	23,514

Total current assets	1,001,056	753,009

Non-current assets:
Property, plant and equipment, net	194,715	191,864
Intangible assets, net	513,698	564,218
Insurance collateral	12,716	20,760
Goodwill	2,435,670	2,413,632
Other long-term assets	60,935	85,857

Total assets	$4,218,790	$4,029,340

Liabilities and Equity
Current liabilities:
Accounts payable	$52,472	$53,792
Accrued liabilities	357,979	387,430
Current deferred tax liabilities	55,799	23,568
Current portion of long-term debt	12,318	12,282

Total current liabilities	478,568	477,072
Long-term debt	1,895,381	2,209,923
Long-term deferred tax liabilities	151,258	156,850
Insurance reserves	175,427	189,373
Other long-term liabilities	16,997	20,220

Total liabilities	2,717,631	3,053,438

Commitment and contingencies
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued, and outstanding at December 31, 2013 and 2012)	—	—
Treasury stock at cost	(1,347)	(381)
Additional paid-in capital	1,404,208	908,488
Retained earnings	84,107	61,478
Accumulated other comprehensive loss	(839)	(213)

Total Envision Healthcare Corporation equity	1,486,129	969,372
Noncontrolling interest	15,030	6,530

Total equity	1,501,159	975,902

Total liabilities and equity	$4,218,790	$4,029,340

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Revenue, net of contractual discounts	$6,771,522	$5,834,632	$3,146,039	$2,053,311
Provision for uncompensated care	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)

Net revenue	3,728,312	3,300,121	1,885,811	1,221,790

Compensation and benefits	2,667,439	2,307,628	1,311,060	874,633
Operating expenses	424,795	421,424	259,639	156,740
Insurance expense	106,293	97,950	65,030	47,229
Selling, general and administrative expenses	106,656	78,341	44,355	29,241
Depreciation and amortization expense	140,632	123,751	71,312	28,467
Restructuring charges	5,669	14,086	6,483	—

Income from operations	276,828	256,941	127,932	85,480
Interest income from restricted assets	792	625	1,950	1,124
Interest expense	(156,134)	(171,145)	(104,701)	(7,886)
Realized gains (losses) on investments	471	394	41	(9)
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)
Loss on early debt extinguishment	(38,860)	(8,307)	—	(10,069)

Income before income taxes and equity in earnings of unconsolidated subsidiary	70,337	79,930	22,071	39,767
Income tax expense	(21,718)	(31,850)	(9,328)	(19,242)

Income before equity in earnings of unconsolidated subsidiary	48,619	48,080	12,743	20,525
Equity in earnings of unconsolidated subsidiary	323	379	276	143

Net income	48,942	48,459	13,019	20,668
Less: Net income attributable to noncontrolling interest	(5,500)	—	—	—

Net income attributable to Envision Healthcare Corporation	$43,442	$48,459	$13,019	$20,668

Comprehensive Income:
Net income	$48,942	$48,459	$13,019	$20,668
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(892)	1,632	(41)	182
Unrealized gains (losses) on derivative financial instruments	266	857	(2,661)	25

Total other comprehensive income (loss), net of tax	(626)	2,489	(2,702)	207

Comprehensive income	48,316	50,948	10,317	20,875
Less: Comprehensive income attributable to noncontrolling interest	(5,500)	—	—	—

Comprehensive income attributable to Envision Healthcare Corporation	$42,816	$50,948	$10,317	$20,875

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Corporation

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Shares/units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Treasury Stock
Balances January 1, 2011 (Predecessor)	282,762,520	604,984	9	127,639,487	286,235
Exercise of options	231,375	—	—	—	—
Shares issued under stock incentive plans	1,101,613	—	—	—	—
Exchange of Class B common stock	604,565	(604,565)	—	—	—
Shares repurchased	(355,846)	—	—	—	355,846
Equity-based compensation	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Net income	—	—	—	—	—
Fair value of fuel hedge	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—

Balances May 24, 2011 (Predecessor)	284,344,227	419	9	127,639,487	642,081

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balances January 1, 2011 (Predecessor)	$2,827	$6	$844,217	$(1,684)	$(450,711)	$450,766	$1,784	$847,205
Exercise of options	—	—	—	—	559	—	—	559
Shares issued under stock incentive plans	16	—	—	—	(15)	—	—	1
Exchange of Class B common stock	—	(6)	—	—	5	—	—	(1)
Shares repurchased	—	—	—	(2,440)	—	—	—	(2,440)
Equity-based compensation	—	—	—	—	15,112	—	—	15,112
Excess tax benefits from stock-based compensation	—	—	—	—	12,427	—	—	12,427
Net income	—	—	—	—	—	20,668	—	20,668
Fair value of fuel hedge	—	—	—	—	—	—	25	25
Unrealized holding gains	—	—	—	—	—	—	182	182

Balances May 24, 2011 (Predecessor)	$2,843	$—	$844,217	$(4,124)	$(422,623)	$471,434	$1,991	$893,738

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances May 25, 2011 (Successor)	—	$—	$—	$—	$—	$—	$—	$—
Investment by Parent, net of issuance costs of $31,878	1,000	—	855,173	—	—	—	—	855,173
Tax effect of equity issuance costs	—	—	6,659	—	—	—	—	6,659
Investment by management	—	—	4,978	—	—	—	—	4,978
Management equity rollover	—	—	28,265	—	—	—	—	28,265
Equity-based compensation	—	—	4,098	—	—	—	—	4,098
Equity issued for acquisition	—	—	4,000	—	—	—	—	4,000
Net income	—	—	—	—	13,019	—	—	13,019
Fair value of fuel hedge	—	—	—	—	—	(1,201)	—	(1,201)
Fair value of interest rate swap agreement	—	—	—	—	—	(1,460)	—	(1,460)
Unrealized holding losses	—	—	—	—	—	(41)	—	(41)

Balances December 31, 2011 (Successor)	1,000	—	903,173	—	13,019	(2,702)	—	913,490
Shares repurchased	—	—	(140)	(381)	—	—	—	(521)
Equity-based compensation	—	—	4,248	—	—	—	—	4,248
Exercise of options	—	—	334	—	—	—	—	334
Excess tax benefits from stock-based compensation	—	—	873	—	—	—	—	873
Net income	—	—	—	—	48,459	—	—	48,459
Fair value of fuel hedge	—	—	—	—	—	2,258	—	2,258
Fair value of interest rate swap agreement	—	—	—	—	—	(1,401)	—	(1,401)
Unrealized holding gains	—	—	—	—	—	1,632	—	1,632
Proceeds from noncontrolling interest	—	—	—	—	—	—	6,530	6,530

Balances December 31, 2012 (Successor)	1,000	—	908,488	(381)	61,478	(213)	6,530	975,902
Contribution from Holding	—	—	489,326	—	—	—	—	489,326
Dividend paid to Envision Healthcare Intermediate Corporation	—	—	—	—	(20,813)	—	—	(20,813)
Shares repurchased	—	—	(497)	(966)	—	—	—	(1,463)
Equity-based compensation	—	—	4,248	—	—	—	—	4,248
Exercise of options	—	—	859	—	—	—	—	859
Excess tax benefits from stock-based compensation	—	—	62	—	—	—	—	62
Net income attributable to Envision Healthcare Corporation	—	—	—	—	43,442	—	—	43,442
Net income attributable to noncontrolling interest	—	—	—	—	—	—	5,500	5,500
Fair value of fuel hedge	—	—	—	—	—	(636)	—	(636)
Fair value of interest rate swap agreement	—	—	—	—	—	902	—	902
Unrealized holding gains	—	—	—	—	—	(892)	—	(892)
Proceeds from noncontrolling interest	—	—	—	—	—	—	3,000	3,000
Other	—	—	1,722	—	—	—	—	1,722

Balances December 31, 2013 (Successor)	1,000	$—	$1,404,208	$(1,347)	$84,107	$(839)	$15,030	$1,501,159

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Cash Flows from Operating Activities
Net income	$48,942	$48,459	$13,019	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,771	139,960	81,539	29,800
(Gain) loss on disposal of property, plant and equipment	(28)	(268)	156	39
Equity-based compensation expense	4,248	4,248	4,098	15,112
Excess tax benefits from stock-based compensation	(62)	(873)	—	(12,427)
Loss on early debt extinguishment	38,860	8,307	—	10,069
Equity in earnings of unconsolidated subsidiary	(323)	(379)	(276)	(143)
Dividends received	556	611	—	427
Deferred income taxes	22,768	31,932	(4,131)	345
Payment of dissenting shareholder settlement	(13,717)	—	—	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(175,699)	(82,126)	(4,730)	(10,149)
Parts and supplies inventory	(1,326)	643	884	(116)
Prepaids and other current assets	210	5,839	641	(8,569)
Accounts payable and accrued liabilities	(3,126)	59,640	7,019	25,337
Insurance accruals	10,466	255	16,602	(2,418)

Net cash provided by operating activities	87,540	216,248	114,821	67,975

Cash Flows from Investing Activities
Merger, net of cash received	—	—	(2,844,221)	—
Purchases of property, plant and equipment	(65,879)	(60,215)	(46,351)	(18,496)
Proceeds from sale of property, plant and equipment	744	7,220	216	55
Acquisition of businesses, net of cash received	(35,098)	(193,002)	(84,375)	(94,870)
Net change in insurance collateral	3,705	91,940	9,927	23,036
Other investing activities	(2,069)	14	(1,172)	816

Net cash used in investing activities	(98,597)	(154,043)	(2,965,976)	(89,459)

Cash Flows from Financing Activities
Issuance of common stock	1,117	334	—	559
Borrowings under the Term Loan	150,000	—	1,440,000	—
Borrowings under the ABL Facility	345,440	130,000	—	—
Proceeds from issuance of senior notes	—	—	950,000	—
Proceeds from CD&R equity investment	—	—	887,051	—
Capital contributions	489,326	—	4,978	—

Envision Healthcare Corporation

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Repayments of the Term Loan	(13,371)	(262,884)	(425,175)	(5,312)
Repayments of the ABL Facility	(470,440)	(5,000)	—	—
Repayments of senior notes	(327,250)	(15,000)	—	—
Payment for debt extinguishment premiums	(27,016)	—	—	—
Dividend paid	(20,813)	—	—	—
Equity issuance costs	—	—	(31,878)	—
Debt issue costs	(5,007)	(95)	(117,805)	—
Excess tax benefits from stock-based compensation	62	873	—	12,427
Class A common stock repurchased as treasury stock	—	(511)	—	(2,440)
Proceeds from noncontrolling interest	3,000	6,530	—	—
Payment of dissenting shareholder settlement	(38,336)	—	—	—
Net change in bank overdrafts	(10,146)	7,808	(6,944)	14,241
Other financing activities	(70)	(732)	(1,597)	1,196

Net cash provided by (used in) financing activities	76,496	(138,677)	2,698,630	20,671

Change in cash and cash equivalents	65,439	(76,472)	(152,525)	(813)
Cash and cash equivalents, beginning of period	57,551	134,023	286,548	287,361

Cash and cash equivalents, end of period	$122,990	$57,551	$134,023	$286,548

The accompanying notes are an integral part of these financial statements.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements

1. General

Basis of Presentation of Financial Statements

        Envision Healthcare Holdings, Inc. ("Holding") indirectly owns all of the outstanding common stock of Envision Healthcare Corporation ("Corporation"), together "the Company" or "EVHC". In June 2013, CDRT Holding Corporation's name was changed to Envision Healthcare Holdings, Inc. and Emergency Medical Services Corporation's name was changed to Envision Healthcare Corporation.

        The consolidated financial statements for Holding and Corporation have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") to reflect the consolidated financial position, results of operations and cash flows of Holding and Corporation.

        On August 13, 2013, Holding's registration statement for an initial public offering of its common stock, par value $0.01 per share was declared effective. See Note 13 for further information on Holding's initial public offering and its equity.

        On July 29, 2013, Holding affected a 9.3 for 1.0 stock split of Holding's common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

        On May 25, 2011, Corporation was acquired through a merger transaction ("Merger") by investment funds (the "CD&R Affiliates") sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC ("CD&R"). As a result of the Merger, Corporation became a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation ("Parent"), formerly known as CDRT Acquisition Corporation, which is a wholly-owned subsidiary of Holding, and Corporation's stock ceased to be traded on the New York Stock Exchange. In addition, Emergency Medical Services LP ("EMS LP"), a wholly-owned subsidiary of Corporation, ceased to be a reporting entity with the Securities and Exchange Commission. Details of the Merger are more fully discussed in Note 13. The transaction was accounted for as a reverse acquisition with Parent. Although Corporation continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated results of operations and cash flows are presented for two periods: the period prior to the Merger ("Predecessor") and succeeding the Merger ("Successor"). Corporation applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011. The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

  •
  The years ended December 31, 2013 and 2012 are presented on a Successor basis, reflecting the Merger of Corporation and the affiliate of CD&R.

  •
  The year ended December 31, 2011 includes the Predecessor period of Corporation from January 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of Corporation and the affiliate of CD&R, from May 25, 2011 through December, 2011.

        The Company operates in two segments, EmCare Holdings, Inc. ("EmCare") in the facility-based physician service business and American Medical Response, Inc. ("AMR") in the healthcare transportation service business. EmCare provides integrated facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs with 706 contracts in 45 states and the District of Columbia. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

1. General (Continued)

and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services. EmCare also offers physician-led care management solutions outside the hospital. AMR operates in 40 states and the District of Columbia, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency ("911") call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services.

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

Cash and Cash Equivalents

        Cash and cash equivalents are comprised of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

        At December 31, 2013 and 2012, bank overdrafts of $5.0 million and $15.1 million, respectively, were included in accounts payable in the accompanying balance sheets.

Insurance Collateral

        Insurance collateral is principally comprised of government and investment grade securities and cash deposits with third parties and supports the Company's insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.

Trade and Other Accounts Receivable, net

        The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Patient-related accounts receivable are recorded net of estimated allowances for contractual discounts and uncompensated care in the period in which services are performed. Account balances are charged off against the uncompensated care

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. As a result of the estimates used in recording the allowances, the nature of healthcare collections, which may involve lengthy delays, and the current uncertainty in the economy, there is a reasonable possibility that recorded estimates will change materially in the short-term.

        The following table presents accounts receivable, net and accounts receivable allowances by segment (in thousands):

	December 31,
	2013	2012
Accounts receivable, net
Corporation	$1,011	$897
EmCare	558,195	375,572
AMR	241,940	248,944

Total—Corporation	$801,146	$625,413
Holding—adjustment for Holding	—	(269)

Total—Holding	$801,146	$625,144

Accounts receivable allowances
EmCare
Allowance for contractual discounts	$1,807,090	$1,406,574
Allowance for uncompensated care	868,590	657,297

Total	$2,675,680	$2,063,871

AMR
Allowance for contractual discounts	$195,614	$212,914
Allowance for uncompensated care	170,243	184,457

Total	$365,857	$397,371

        The changes in the allowances for contractual discounts and uncompensated care are primarily a result of changes in the Company's gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state, federal, and commercial payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

Parts and Supplies Inventory

        Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies, including oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment, net

        Property, plant and equipment are reflected at their estimated fair value as of May 25, 2011 in connection with the acquisition of Corporation led by CD&R. Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill and Other Indefinite Lived Intangibles

        Goodwill and other indefinite lived intangibles, including radio frequency licenses and trade names, are not amortized, but instead tested for impairment at least annually. The Company performs its annual impairment test in the third quarter for goodwill and other indefinite lived intangibles or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in the Company's market capitalization or a significant decline in its expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and have a material impact on the Company's consolidated financial statements.

        Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as a reporting unit. At December 31, 2013, $1,574.9 million and $860.8 million of goodwill had been allocated to EmCare and AMR, respectively.

        The Company compares the fair value of its reporting units to the carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting units is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        Fair value for each of the reporting units is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach. No impairment indicators were noted in completing the Company's annual impairment assessments in 2013 and no indicators were noted which would indicate that subsequent interim impairment tests were necessary. No impairment charges were recorded as of December 31, 2013, 2012, or 2011.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets and Other Definite Lived Intangibles

        Long-lived assets and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2013, 2012, or 2011.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 5 to 10 years depending on the type of contract and customer relationship.

Claims Liability and Professional Liability Reserves

        The Company is self-insured up to certain limits for costs associated with workers compensation claims, automobile claims, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage risks associated with interest rate and fuel price volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives (see Note 11).

EmCare Contractual Arrangements

        EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare ("EmCare Subsidiary") contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement with a professional association or professional corporation ("PA"), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA's revenues over its expenses.

        Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

        EmCare has determined that these management contracts meet the requirements for consolidation in accordance with GAAP. Accordingly, these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs' voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare's relationship with the PA.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of December 31, 2013 and 2012. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2013, the Company derived approximately 27% of its net revenue from Medicare and Medicaid, 69% from insurance providers and contracted payors, and 4% directly from patients.

        The Company estimates the fair value of its fixed rate, senior notes based on quoted market prices (Level 1). The estimated fair value of the senior notes at December 31, 2013 was approximately $657.1 million with a carrying value of $607.8 million. The Company's captive insurance subsidiary holds $9.8 million of the senior notes at December 31, 2013 which has been excluded from the carrying value state above.

Revenue Recognition

        Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR. Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are shown below. Predecessor and Successor

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

periods are not disclosed because they are not materially different from the combined 2011 period presented.

	Year ended December 31,
	2013	2012	2011
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	57.8%	57.7%	57.4%

Revenue net of contractual discounts	42.2%	42.3%	42.6%
Provision for uncompensated care as a percentage of gross revenue	21.6%	21.2%	20.0%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	51.1%	50.1%	46.9%
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	50.7%	49.2%	47.9%

Revenue net of contractual discounts	49.3%	50.8%	52.1%
Provision for uncompensated care as a percentage of gross revenue	14.7%	15.6%	15.6%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	29.7%	30.7%	30.0%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	56.0%	55.1%	54.1%

Revenue net of contractual discounts	44.0%	44.9%	45.9%
Provision for uncompensated care as a percentage of gross revenue	19.8%	19.5%	18.5%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	44.9%	43.4%	40.2%

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Net revenue for the years ended December 31, 2013 and 2012, the Successor period from May 25, 2011 through December 31, 2011, and the Predecessor period from January 1, 2011 through May 24, 2011 consisted of the following (in thousands):

	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Fee-for-service revenue, net of contractuals:
Medicare	$942,068	$767,012	$427,627	$310,314
Medicaid	206,223	186,568	113,345	88,220
Commercial insurance and managed care	2,332,871	2,092,062	1,148,608	717,857
Self-pay	2,660,924	2,221,356	1,093,723	721,099

Sub-total	6,142,086	5,266,998	2,783,303	1,837,490
Subsidies and fees	629,436	567,634	362,736	215,821

Revenue, net of contractuals	6,771,522	5,834,632	3,146,039	2,053,311
Provision for uncompensated care	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)

Net revenue	$3,728,312	$3,300,121	$1,885,811	$1,221,790

        Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $1 million for the year ended December 31, 2013 and decreased the contractual discount and uncompensated care provisions (increased net revenue) by approximately $10 million for the year ended December 31, 2012 and $15 million for the Predecessor and Successor periods ended December 31, 2011.

        Subsidies and fees in connection with community contracts at AMR are recognized ratably over the service period the payment covers.

        The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

Equity Based Compensation

        The Company recognizes all share-based payments to employees based on its grant-date fair values and its estimates of forfeitures. The Company recognizes the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow. The Company uses the straight-line method to recognize equity based compensation expense for its outstanding stock awards. Equity based compensation has been issued under the plans described in Note 16.

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

        Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

          Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities, which include investments held in connection with the Company's captive insurance program.

          Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include fixed income mortgage backed securities, corporate bonds, and derivatives.

          Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company's own assumptions about the fair value of the asset or liability. Balances in this category include the Company's estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 5.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the valuation of the Company's financial instruments by the above fair value hierarchy levels as of December 31 (in thousands):

	2013				2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities (insurance collateral)	$12,710	$517	—	$13,227	$22,870	$788	—	$23,658
Fuel hedge	—	$672	—	$672	—	$631	—	$631
Liabilities:
Contingent consideration	—	—	$7,734	$7,734	—	—	$4,401	$4,401
Interest rate swap	—	$3,135	—	$3,135	—	$4,586	—	$4,586

        The contingent consideration balance classified as a level 3 liability has increased by $3.3 million since December 31, 2012 due to new acquisitions.

        During the year ended December 31, 2013, the Company had no transfers in and out of Level 1 and Level 2 fair value measurements.

Recent Accounting Pronouncements

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except if such a deferred tax asset is unavailable at the reporting date. If a deferred tax asset is unavailable at the reporting date, then the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its financial position or results of operations.

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02") to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI").

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

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company adopted this new guidance effective January 1, 2013 by adding disclosure in Note 12.

3. Basic and Diluted Net Income Per Share

        Holding presents both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing "Net income attributable to Envision Healthcare Holdings, Inc." by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of Holding's common stock. The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except per share amounts).

	Successor			Predecessor
			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Net income attributable to Envision Healthcare Holdings, Inc.	$5,995	$41,185	$13,019	$20,668
Weighted-average common shares outstanding—common stock:
Basic	150,156	130,229	129,469	411,757
Dilutive impact of stock awards outstanding	6,806	2,717	1,364	5,328

Diluted	156,962	132,946	130,833	417,085
Earnings per share—common stock:
Basic net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.32	$0.10	$0.05
Diluted net income per share attributable to Envision Healthcare Holdings, Inc.	$0.04	$0.31	$0.10	$0.05

        As of December 31, 2013 there was no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

4. Statements of Cash Flows Data

        Certain prior year amounts within financing activities on the statements of cash flows have been reclassified to conform to the current year presentation. The following presents supplemental cash flow statement disclosure (in thousands).

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
Supplemental cash flow data—Holding
Cash paid for interest	$198,098	$154,984	$83,922	$7,533
Net cash paid (refunds received) for taxes	13,351	(20,463)	9,537	5,366
Supplemental cash flow data—Corporation
Cash paid for interest	$157,125	$154,984	$83,922	$7,533
Net cash paid (refunds received) for taxes	13,351	(20,463)	9,537	5,366

5. Acquisitions

2013 Acquisitions

        During the year ended December 31, 2013, indirect, wholly-owned subsidiaries of the Company completed the acquisitions of CMORx, LLC and Loya Medical Services, PLLC, which provide clinical management software, each of T.M.S. Management Group, Inc. and Transportation Management Services of Brevard, Inc., two related corporations that leverage the provision of non-emergency medical transportation services by third-party transportation service providers, Jackson Emergency Consultants, which provides facility based physician staffing in northern Florida, and other smaller acquisitions for a combined purchase price of $34.2 million paid in cash.

        The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $26.2 million, all of which is tax deductive goodwill, other acquired intangible assets of $9.5 million, and net current liabilities of $1.5 million, which are subject to adjustment based upon the completion of purchase price allocations.

Contingent Consideration

        As of December 31, 2013, the Company has accrued $7.7 million as its estimate of the additional payments to be made in future periods as contingent consideration for acquisitions made prior to December 31, 2013. This balance is included in accrued liabilities in the accompanying balance sheets. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

5. Acquisitions (Continued)

2012 Acquisitions

        Guardian Healthcare Group, Inc. ("Guardian").    On December 21, 2012, the Company acquired the stock of Guardian for a total purchase price of $159.0 million paid in cash. Guardian, through its subsidiaries, provides healthcare services to patients at their place of residence. The Company has accounted for the acquisition of Guardian using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During 2013, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $8.7 million, an increase in the federal tax liability of $2.9 million and other adjustments to opening balances for assets and liabilities. Of the goodwill recorded, $78.5 million is tax deductible. The final allocation of the purchase price is in the table below (in thousands):

Cash	$428
Accounts receivable	11,542
Prepaid and other current assets	379
Property, plant and equipment	1,792
Acquired intangible assets	59,810
Goodwill	111,256
Other long-term assets	50
Accounts payable	(729)
Accrued liabilities	(5,204)
Current deferred tax liabilities	(15,108)
Federal tax liability	(5,216)

Total purchase price	$159,000

        The Company began consolidating the results of operations effective December 21, 2012. The acquisition added $3.0 million of operating revenue and $0.3 million of net income for the year ended December 31, 2012. On an unaudited Pro Forma basis, had the Company owned Guardian at the beginning of each fiscal year ended December 31, 2012 and 2011, $100.1 million and $95.4 million of operating revenues and $5.9 million and $5.8 million of net income would have been reported for the years ended December 31, 2012 and 2011, respectively. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on those dates, nor of the results that may be obtained in the future.

        Other Acquisitions.    On August 31, 2012, the Company acquired the assets of Sage Physician Partners, Inc. d/b/a American Physician Housecalls ("APH"). APH provides primary physician healthcare services to patients at their place of residence. On September 28, 2012 and December 31, 2012, the Company acquired the management services companies of NightRays, P.A. ("Night Rays") and Saint Vincent Anesthesia Medical Group, Inc. / Golden State Anesthesia Consultants, Inc. ("St. Vincent / Golden State"), respectively, both of which provide teleradiology and radiology services to hospitals, healthcare facilities and physician practices. The Company acquired these other acquisitions for a total purchase price of $33.8 million paid in cash.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

5. Acquisitions (Continued)

        The Company has accounted for these other acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During 2013, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $4.3 million for Night Rays, a reclassification from net current liabilities to goodwill of $3.7 million for St. Vincent / Golden State and other adjustments to opening balances for assets and liabilities. The total purchase price for these other acquisitions was allocated to goodwill of $31.8 million, of which $22.2 million is tax deductible goodwill, other acquired intangible assets of $12.3 million, and net current liabilities of $10.3 million.

2011 Acquisitions

        On January 11, 2011, the Company completed the acquisition of Northwood Anesthesia Associates, and an affiliate of the Company completed the acquisition of the related professional entity, North Pinellas Anesthesia Associates (collectively referred to as "North Pinellas"), an anesthesia provider based in Tampa, Florida. On February 17, 2011, the Company completed the acquisition of Doctor's Ambulance Service, which provides emergency and non-emergency ambulance services in Orange County, California. On April 1, 2011, the Company acquired all the capital stock of BestPractices, Inc., an emergency department staffing and management company based in Virginia. On August 1, 2011, the Company acquired all the capital stock of Medics Ambulance Service and substantially all of its subsidiaries and corporate affiliates (collectively, "Medics Ambulance") through its indirect, wholly-owned subsidiaries. Medics Ambulance provides ground medical transportation services in south Florida. On September 8, 2011, the Company acquired Acute Management, LLC ("Acute") which provides medical practice support for certain surgery programs and staffing to contracted hospitals in Texas. The Company acquired these acquisitions and other smaller acquisitions during 2011 and consideration paid for acquisitions from prior years for $183.2 million, consisting of $179.2 million paid in cash and the remaining consideration paid in equity.

        The Company has accounted for these other acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During 2012, the Company made purchase price allocation adjustments related to the Medics Ambulance and Acute acquisitions. Based on independent valuations performed, $5.2 million and $2.7 million were reclassified from goodwill to other intangible assets for Medics Ambulance and Acute, respectively. The total purchase price for these other acquisitions was allocated to goodwill of $128.8 million and other acquired intangible assets of $28.1 million.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

6. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	2013	2012
Land	$5,013	$5,013
Building and leasehold improvements	22,526	20,529
Vehicles	146,700	117,376
Computer hardware and software	67,754	57,920
Communication and medical equipment and other	99,923	77,154

	341,916	277,992
Less: accumulated depreciation and amortization	(147,201)	(86,128)

Property, plant and equipment, net	$194,715	$191,864

        Depreciation expense was $63.9 million and $56.5 million for the years ended December 31, 2013 and 2012, respectively, $30.9 million for the Successor period from May 25, 2011 through December 31, 2011, and $17.1 million for the Predecessor period from January 1, 2011 through May 24, 2011.

7. Intangible Assets, net

Intangible Assets, excluding Goodwill

        Intangible assets, net consisted of the following at December 31 (in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$590,880	$(173,975)	$575,700	$(105,672)
Physician referral network	58,650	(7,515)	51,070	(196)
Covenant not to compete	5,101	(2,324)	3,419	(1,244)

	654,631	(183,814)	630,189	(107,112)
Unamortized intangible assets
Trade names	33,740	—	32,000	—
Radio frequencies	901	—	901	—
License	8,240	—	8,240	—

Total	$697,512	$(183,814)	$671,330	$(107,112)

        Amortization expense was $76.7 million and $67.2 million for the years ended December 31, 2013 and 2012, respectively, $39.9 million for the Successor period from May 25, 2011 through December 31,

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets, net (Continued)

2011, and $11.9 million for the Predecessor period from January 1, 2011 through May 24, 2011. Estimated annual amortization over each of the next five years is expected to be:

2014	$77,251
2015	77,027
2016	70,119
2017	65,317
2018	58,514

Goodwill

        Changes in the carrying amount of goodwill during 2013 are set forth as below (in thousands):

	December 31, 2012	2013 Acquisitions	Adjustments	December 31, 2013
EmCare	$1,555,924	$9,018	$9,940	$1,574,882
AMR	857,708	17,157	(14,077)	860,788

Total	$2,413,632	$26,175	$(4,137)	$2,435,670

        Adjustments in the carrying amount of goodwill during 2013 relate to purchase price allocation adjustments and reclassifications.

8. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

purposes. Significant components of the Company's deferred taxes were as follows at December 31 (in thousands):

	2013	2012
Current deferred tax assets (liabilities)—Holding:
Accounts receivable	$1,611	$43
Accrual to cash	(89,609)	(48,850)
Accrued liabilities	13,586	17,407
Credit carryforwards	693	381
Net operating loss carryforwards	38,232	7,451

Net current deferred tax liabilities	(35,487)	(23,568)

Long-term deferred tax (liabilities) assets—Holding:
Intangible assets	(171,315)	(186,685)
Insurance and other long-term liabilities	37,692	50,560
Excess of tax over book depreciation	(40,729)	(43,975)
Net operating loss carryforwards	27,895	31,653
Credit carryforwards	2,555	2,048
Valuation allowance	(7,228)	(10,362)

Net long-term deferred tax liabilities	(151,130)	(156,761)

Net deferred tax liabilities—Holding	$(186,617)	$(180,329)

	2013	2012
Current deferred tax assets (liabilities)—Corporation:
Accounts receivable	$1,611	$43
Accrual to cash	(89,609)	(48,850)
Accrued liabilities	13,586	17,407
Credit carryforwards	693	381
Net operating loss carryforwards	17,920	7,451

Net current deferred tax liabilities	(55,799)	(23,568)

Long-term deferred tax (liabilities) assets—Corporation:
Intangible assets	(171,315)	(186,685)
Insurance and other long-term liabilities	37,692	50,471
Excess of tax over book depreciation	(40,729)	(43,975)
Net operating loss carryforwards	27,767	31,653
Credit carryforwards	2,555	2,048
Valuation allowance	(7,228)	(10,362)

Net long-term deferred tax liabilities	(151,258)	(156,850)

Net deferred tax liabilities—Corporation	$(207,057)	$(180,418)

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        At December 31, 2013, Holding and Corporation have net deferred tax liabilities that will increase taxable income in future periods. Net deferred tax liabilities increased by $6.3 million and $26.6 million for Holding and Corporation, respectively, from December 31, 2012. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of net operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such evidence, the Company established a $7.2 million valuation allowance as of December 31, 2013 related to some of its state deferred tax assets, a decrease of $3.2 million from December 31, 2012.

        Holding and Corporation have federal net operating loss carryforwards of $133.5 million and $75.5 million, respectively, which expire in the years 2017 to 2033. The increase to the net operating loss carryforwards is primarily due to tax losses generated in the tax year ended December 31, 2013. AMR's net operating loss carryforwards generated prior to the Merger are subject to AMR's $1.3 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), increased by its recognized built-in gains. Due to the May 25, 2011 tax year end that was created by the Merger, $2.2 million of AMR's net operating loss carryforwards expired and were written off. In connection with the 2010 acquisitions, net operating loss carryforwards totaling $31.2 million are subject to an annual IRC Section 382 limitation of $2.7 million. The Company's 2010 net unrealized built-in gain and future recognition of some of these built-in gains has and will continue to accelerate the usage of these net operating loss carryforwards.

        The Company generated excess tax deductions of $8.4 million as of December 31, 2013 from stock awards exercised. However, the tax benefit and related deferred tax asset for these excess tax deductions have not been recognized as of December 31, 2013 and will not be recognized until such tax benefit is realized.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. The Company does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2009 are no longer subject to examination.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Successor			Predecessor
			Period from May 24 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012

Balance as of beginning of period	$3,467	$963	$5,479	$3,301
Additions for tax positions of prior years	216	5,397	1,552	2,178
Reductions for tax positions of prior years	—	(1,896)	(6,068)	—
Reductions for tax positions due to lapse of statute of limitations	(3,069)	(997)	—	—

Balance as of end of period	$614	$3,467	$963	$5,479

        The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

        Accrued interest and penalties on unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized $0.2 million and $0.7 million for the payments of interest and penalties for the years ended December 31, 2013 and 2012, respectively, and less than $0.1 million for the payments of interest and penalties for both the Successor period from May 25, 2011 through December 31, 2011 and Predecessor period from January 1, 2011 through May 24, 2011. The Company reversed $0.5 million and $0.2 million of the interest previously recognized for the years ended December 31, 2013 and 2012, respectively, and $0.3 million of the interest previously recognized for the Successor period from May 25, 2011 through December 31, 2011.

        The unrecognized tax benefits recorded by the Company included approximately $0.2 million and $0.5 million of penalties and interest that may reduce future tax expense for the years ended December 31, 2013 and 2012, respectively, and $0.1 million and $0.3 million of penalties and interest that may reduce future tax expense for the Successor period from May 25, 2011 through December 31, 2011 and Predecessor period from January 1, 2011 through May 24, 2011, respectively.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        The components of income tax expense for Holding and Corporation were as follows (in thousands):

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
Current tax (benefit) expense—Holding
State	$3,937	$5,131	$2,212	$4,835
Federal	(7,347)	34,965	(220)	22,285

Total	(3,410)	40,096	1,992	27,120

Deferred tax (benefit) expense—Holding
State	(5,586)	1,004	(266)	(1,596)
Federal	8,002	(13,637)	7,602	(6,282)

Total	2,416	(12,633)	7,336	(7,878)

Total tax (benefit) expense—Holding
State	(1,649)	6,135	1,946	3,239
Federal	655	21,328	7,382	16,003

Total	$(994)	$27,463	$9,328	$19,242

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
Current tax (benefit) expense—Corporation
State	$6,297	$5,773	$2,212	$4,835
Federal	(7,347)	38,621	(220)	22,285

Total	(1,050)	44,394	1,992	27,120

Deferred tax (benefit) expense—Corporation
State	(5,464)	1,011	(266)	(1,596)
Federal	28,232	(13,555)	7,602	(6,282)

Total	22,768	(12,544)	7,336	(7,878)

Total tax expense—Corporation
State	833	6,784	1,946	3,239
Federal	20,885	25,066	7,382	16,003

Total	$21,718	$31,850	$9,328	$19,242

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for Holding and Corporation is as follows (in thousands):

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
Income tax expense at the statutory rate—Holding	$3,562	$23,895	$7,725	$13,969
Increase in income taxes resulting from:
State taxes, net of federal	1,834	4,218	1,450	2,730
Tax settlements and filings	(2,853)	(638)	(331)	40
Buyout transaction costs	—	—	—	4,606
Tax credits	(779)	—	—	(806)
Dissenting shareholder settlement	3,203	—	—	—
Change in valuation allowance	(3,126)	—	—	—
State deferred rate change	(1,161)	—	—	—
Income attributable to noncontrolling interest	(2,093)	—	—	—
Other	419	(12)	484	(1,297)

Income tax (benefit) expense—Holding	$(994)	$27,463	$9,328	$19,242

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
Income tax expense at the statutory rate—Corporation	$24,618	$27,976	$7,725	$13,969
Increase in income taxes resulting from:
State taxes, net of federal	3,489	4,524	1,450	2,730
Tax settlements and filings	(2,853)	(638)	(331)	40
Buyout transaction costs	—	—	—	4,606
Tax credits	(779)	—	—	(806)
Dissenting shareholder settlement	3,203	—	—	—
Change in valuation allowance	(3,126)	—	—	—
State deferred rate change	(1,161)	—	—	—
Income attributable to noncontrolling interest	(2,093)	—	—	—
Other	420	(12)	484	(1,297)

Income tax expense—Corporation	$21,718	$31,850	$9,328	$19,242

        The effective rates for the years ended December 31, 2013 and 2012, the Successor period from May 25 through December 31, 2011, and the Predecessor period from January 1 through May 24, 2011 were impacted by nonrecurring items.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

9. Accrued Liabilities

        Accrued liabilities were as follows at December 31 (in thousands):

	2013	2012
Accrued wages and benefits	$161,398	$136,334
Accrued paid time-off	25,713	25,626
Current portion of self-insurance reserve	73,738	49,224
Accrued restructuring	5,682	12,318
Current portion of compliance and legal	2,000	3,711
Accrued billing and collection fees	2,954	4,945
Accrued incentive compensation	19,570	22,274
Accrued interest	6,898	7,889
Accrued income taxes payable	7,043	19,487
Accrued dissenting shareholder settlement	—	41,826
Other	52,983	63,796

Total accrued liabilities—Corporation	$357,979	$387,430
Adjustment for Holding:
Accrued interest	—	10,406
Accrued income taxes payable	(7,043)	(8,901)

Total accrued liabilities—Holding	$350,936	$388,935

10. Debt

Senior Unsecured Notes due 2019

        On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 ("2019 Notes"). During the second quarter of 2012, Corporation's captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds $9.8 million of the 2019 Notes subsequent to the partial redemption of the 2019 Notes on December 30, 2013.

        On December 30, 2013, Corporation redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, Corporation recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes.

        The 2019 Notes have a fixed interest rate of 8.125%, payable semi-annually with the principal due at maturity in 2019. The 2019 Notes are general unsecured obligations of Corporation and are guaranteed by each of Corporation's domestic subsidiaries, except for any of Corporation's subsidiaries subject to regulation as an insurance company, including Corporation's captive insurance subsidiary.

        The Company may redeem the 2019 Notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. The Company may redeem the 2019 Notes, in whole or in part, at any time (i) on and after June 1, 2014 and prior to June 1, 2015, at a

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

price equal to 106.094% of the principal amount of the 2019 Notes, (ii) on or after June 1, 2015 and prior to June 1, 2016, at a price equal to 104.063% of the principal amount of the 2019 Notes, (iii) on or after June 1, 2016 and prior to June 1, 2017, at a price equal to 102.031% of the principal amount of the 2019 Notes, and (iv) on or after June 1, 2017, at a price equal to 100.000% of the principal amount of the 2019 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the proceeds of certain equity offerings at a redemption price of 108.125%, plus accrued and unpaid interest, which it exercised on December 30, 2013 by redeeming $332.5 million in principal amount.

        The indenture governing the 2019 Notes contains covenants that, among other things, limit Corporation's ability and the ability of its restricted subsidiaries to: incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Corporation or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, Corporation is required to make an offer to repurchase all of the 2019 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Corporation sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2019 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Senior Secured Credit Facilities

        On May 25, 2011, Corporation entered into $1.8 billion of senior secured credit facilities ("Senior Secured Credit Facilities") that consisted of a $1.44 billion senior secured term loan facility due 2018 (the "Term Loan Facility") and a $350 million asset-backed revolving credit facility due 2016 (the "ABL Facility").

        In conjunction with completing the financing under the Senior Secured Credit Facilities, Corporation repaid the balance outstanding on the previous senior secured term loan. During the Predecessor period ended May 24, 2011, the Company recorded a loss on early debt extinguishment of $10.1 million related to unamortized debt issuance costs.

        During the year ended December 31, 2012 the Company made unscheduled payments totaling $250 million on the senior secured term loan and recorded a loss on early debt extinguishment of $8.3 million related to unamortized debt issuance costs.

  Term Loan Facility

        Prior to February 7, 2013, loans under the Term Loan Facility bore interest at Corporation's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("Term Loan LIBOR rate") and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

        On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the "Term Loan Amendment") to the credit agreement governing the Term Loan Facility (as amended, the "Term Loan Credit Agreement"). Under the Term Loan Amendment, Corporation incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00). Corporation recorded a loss on early debt extinguishment of $0.1 million related to unamortized debt issuance costs as a result of this modification.

        The credit agreement governing the Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to the customary exceptions.

  ABL Facility

        Prior to February 27, 2013, loans under the ABL Facility bore interest at Corporation's election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("ABL LIBOR rate"), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

        On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the "ABL Credit Agreement"), under which Corporation increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

        As of December 31, 2013, letters of credit outstanding which impact the available credit under the ABL Facility were $132.5 million and the maximum available under the ABL Facility was $279.9 million.

        The credit agreement governing the ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a "payment condition." The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

        In 2013, Corporation recorded $5.0 million of debt issuance expense related to the Term Loan Amendment and ABL Amendment.

Senior PIK Toggle Notes

        On October 1, 2012, Holding issued $450 million of Senior PIK Toggle Notes, or the PIK Notes, due 2017 and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in Holding. Cash interest accrues on these notes at a rate of 9.25% payable semi-annually on April 1 and October 1 commencing on April 1, 2013. PIK interest accrues on these notes at a rate of 10.0%. The Holding PIK Notes are Holding's senior unsecured indebtedness and are not guaranteed by any of its subsidiaries.

        On August 30, 2013, Holding redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, Holding recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

        Long-term debt and capital leases consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Senior unsecured notes due 2019	$607,750	$935,000
Senior secured term loan due 2018 (4.00% at December 31, 2013)	1,302,945	1,166,316
Discount on senior secured term loan	(4,217)	(5,707)
ABL Facility	—	125,000
Notes due at various dates from 2014 to 2022 with interest rates from 6% to 10%	852	1,149
Capital lease obligations due at various dates from 2014 to 2018	369	447

	1,907,699	2,222,205
Less current portion	(12,318)	(12,282)

Total long-term debt—Corporation	$1,895,381	$2,209,923
Senior PIK Toggle Notes due 2017—adjustment for Holding	—	437,175

Total long-term debt—Holding	$1,895,381	$2,647,098

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see Note 17) in each of the years indicated is shown in the table below. The $4.2 million difference between total payments shown below and the total outstanding debt is due to certain fees paid by the Company which have been classified as a reduction in the principal balance and are being amortized over the term of the related debt instruments.

Year ending December 31, (in thousands)
2014	$13,784
2015	13,501
2016	13,930
2017	13,471
2018	13,389
Thereafter	1,843,841

$1,911,916

11. Derivative Instruments and Hedging Activities

        The Company manages its exposure to changes in market interest rates and fuel prices and from time to time uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

11. Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2013, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $4.02 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.5 million gallons, which represents approximately 25.2% of the Company's total estimated usage during the periods hedged, through December 2014. The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.7 million and $0.6 million as of December 31, 2013 and 2012, respectively. Over the next twelve months, the Company expects to reclassify $0.7 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.5 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively, and net payments to the counterparty of $1.5 million for the Successor period from May 25, 2011 through December 31, 2011 and $1.0 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        In October 2011, the Company entered into interest rate swap agreements that mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $3.1 million and $4.6 million as of December 31, 2013 and 2012, respectively. Over the next twelve months, the Company expects to reclassify $2.1 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $2.0 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

12. Changes in Accumulated Other Comprehensive Income by Component

        The following table summarizes the changes in the Company's AOCI by component for the year ended December 31, 2013. All amounts are after tax and in thousands.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance at January 1, 2012	$(1,201)	$(41)	$(1,460)	$(2,702)
Other comprehensive income before reclassifications	1,619	(2,507)	3,297	2,409
Amounts reclassified from accumulated other comprehensive income	639	(313)	(246)	80

Net current-period other comprehensive income	2,258	(2,820)	3,051	(2,489)

Balance at December 31, 2012	1,057	(2,861)	1,591	(213)
Other comprehensive income before reclassifications	(396)	(336)	(598)	(1,330)
Amounts reclassified from accumulated other comprehensive income	(241)	1,239	(294)	704

Net current-period other comprehensive income	(637)	903	(892)	(626)

Balance at December 31, 2013	$420	$(1,958)	$699	$(839)

        The following table shows the line item on the Consolidated Statements of Operations affected by reclassifications out of AOCI (in thousands).

	Amount reclassified from AOCI
Details about AOCI components	Year ended December 31, 2013	Year ended December 31, 2012	Statements of Operations
Gains and losses on cash flow hedges
Fuel hedge	$386	$1,024	Operating expenses
Interest rate swap	(1,986)	(502)	Interest expense

	(1,600)	522	Total before tax
	602	(196)	Tax benefit

	$(998)	$326	Net of tax

Unrealized holding gains on available-for-sale securities	$471	$394	Realized gains (losses) on investments

	471	394	Total before tax
	(177)	(148)	Tax expense

	$294	$246	Net of tax

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

13. Equity

Equity Structure and Initial Public Offering—Holding

        On August 13, 2013, Holding's Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, which were sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. At the closing, Holding received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of a consulting agreement with Holding and Corporation ("Consulting Agreement") which was recorded to "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations, see Note 18.

        Net proceeds from the initial public offering were used to (i) redeem in full Holding's PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds will be used for general corporate purposes which may include, among other things, repayment of indebtedness and acquisitions.

  Common Stock

        Holders of Common Stock are entitled:

  •
  To cast one vote for each share held of record on all matters submitted to a vote of the stockholders;

  •
  To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

  •
  Upon Holding's liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

        Holding's ability to pay dividends on its Common Stock is subject to its subsidiaries' ability to pay dividends to Holding, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indenture governing the 2019 Notes.

  Preferred Stock

        Under Holding's amended and restated certificate of incorporation, Holding's Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

13. Equity (Continued)

relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.

Equity Structure—Corporation

        On February 13, 2011, Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Parent and CDRT Merger Sub, Inc. ("Merger Sub"), formerly a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub merged with and into Corporation, with Corporation as the surviving corporation and a wholly owned subsidiary of Parent on May 25, 2011. Immediately following the Merger, all of the outstanding common stock of Parent was owned by Holding, which is owned by affiliates of CD&R and members of management and directors of Corporation.

        Prior to the Merger, Corporation acted as the general partner and majority equity holder of EMS LP, with the balance of the EMS LP equity held by persons affiliated with Corporation's previous principal equity holder. The EMS LP equity was exchangeable at any time for shares of Corporation's common stock, and holders of the LP exchangeable units had the right to vote at stockholder meetings with limited exceptions. Accordingly, prior to the Merger, Corporation accounted for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of Corporation's balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

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

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

13. Equity (Continued)

  •
  investment funds (the "CD&R Affiliates") sponsored by, or affiliated with, CD&R invested $887.1 million in the common stock of Holding, the proceeds of which were contributed to Parent, and the remainder of the acquisition consideration for the Merger was funded through a variety of debt instruments;

  •
  certain members of management rolled over existing options to purchase Corporation common stock with an aggregate value of $28.3 million, based on the Merger consideration price, into options to purchase common stock of Holding; and

  •
  Merger Sub merged with and into Corporation, with Corporation as the surviving corporation.

        The Merger was financed by a combination of borrowings under Corporation's new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of Corporation management. The acquisition consideration was approximately $3.2 billion including approximately $150 million in capitalized issuance costs, of which $109 million are debt issuance costs. The Merger was funded primarily through equity contributions of $915 million from the CD&R Affiliates and members of Corporation management and $2.4 billion in debt financing discussed more fully in Note 10.

        During the period from January 1, 2011 through May 24, 2011, Corporation recorded $29.8 million of pretax Merger related costs consisting primarily of investment banking, accounting and legal fees. The Company recorded $3.2 million of additional Merger related costs in the Successor period from May 25, 2011 through December 31, 2011. Corporation also recognized a pretax charge of $12.4 million in the Predecessor period related to accelerated vesting of all outstanding unvested stock options, restricted stock awards and restricted stock units including associated payroll taxes and $10.1 million related to loss on early debt extinguishment.

14. Restructuring

        The Company recorded a restructuring charge of $5.7 million and $14.1 million during the years ended December 31, 2013 and 2012, respectively, and $6.5 million for the Successor period from May 25, 2011 through December 31, 2011 related to continuing efforts to re-align AMR's operations

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

14. Restructuring (Continued)

and the reorganization of EmCare's geographic regions. Payments currently under this plan are expected to be complete by March 2015.

	AMR
	Lease & Other Contract Termination Cost
			EmCare		Corporation
		Severance	Lease	Severance	Severance	Total
	(in thousands)
Balance at January 1, 2012	$3,620	$474	$94	$6	$171	$4,365
Incurred	5,901	6,566	—	812	807	14,086
Paid	(1,929)	(4,025)	(94)	(45)	(570)	(6,663)
Adjustments	530	—	—	—	—	530

Balance at December 31, 2012	$8,122	$3,015	$—	$773	$408	$12,318
Incurred	1,876	2,890	—	913	20	5,699
Paid	(6,989)	(3,765)	—	(1,204)	(377)	(12,335)

Balance at December 31, 2013	$3,009	$2,140	—	$482	$51	$5,682

15. Retirement Plans and Employee Benefits

        The Company maintains two 401(k) plans (the "401(k) Plans") and a money purchase plan, collectively "the Plans", for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the Plans. The money purchase plan is frozen to new participants. Employees may contribute a maximum of 40% of their compensation each year up to the annual limit established by the Internal Revenue Service ($17,500 in 2013). The 401(k) Plans provide a 50% match on up to 6% of eligible compensation.

        The Company's contributions to the Plans were $9.3 million and $12.3 million for the years ended December 31, 2013 and 2012, respectively, and $7.8 million and $5.4 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively. Contributions are included in compensation and benefits in the accompanying statements of operations.

        EmCare serves as Plan Administrator on a qualified retirement plan established in March 1998 called the Associated Physicians' Retirement Plan (the "Plan"). This plan provides retirement benefits to employed physicians and clinicians in the professional corporations that have adopted this multiple employer plan. Eligible employees may immediately elect to contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service through the 401(k) component of the Plan. The Plan also has a separate component that allows participants the ability to make a one-time irrevocable election to reduce their annual compensation up to 20% in exchange for a contribution made to their retirement account from their respective employer company. Total contributions from the subscribing employers were $2.0 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively, and $2.7 million and $0.9 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

16. Equity Based Compensation

Omnibus Incentive Plan

        Upon completion of Holding's initial public offering, the previous stock compensation plan ("Stock Compensation Plan") terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan") was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of December 31, 2013, a total of 16,614,307 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of December 31, 2013, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of Holding's common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards vest ratably over five years. Performance based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Stock Compensation Plan

        Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

        Management of Corporation was allowed to rollover stock options they held prior to the Merger into fully vested options of Holding. Additionally, Holding established a stock compensation plan after the Merger whereby certain members of management, officers, and directors were awarded stock options in Holding. These options have a $3.69 strike price, which was reduced from the original strike price of $6.88 in connection with a dividend paid by Holding in October 2012. They vest ratably through December 2015 and have a maximum term of 10 years.

Equity Based Compensation

        A compensation charge of $4.2 million and $4.2 million was recorded for shares vested during the years ended December 31, 2013 and 2012, respectively, and $4.1 million was recorded for shares vested during the Successor period from May 25, 2011 through December 31, 2011 in "Selling, general and administrative expenses" included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

        The Company realized less than $1.0 million of tax benefits from stock awards exercised during each of the years ended December 31, 2013 and 2012, and the Successor period from May 25, 2011 through December 31, 2011.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

16. Equity Based Compensation (Continued)

Equity Award Activity

        Stock option activity for the year ended December 31, 2013 was as follows (in thousands):

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at beginning of year	17,847,162	$3.35	$36,801	7.1 years
Granted	590,198	$8.66
Exercised	(1,786,485)	$1.78
Forfeited	(328,727)	$3.84

Outstanding at end of year	16,322,148	$3.70	$519,325	6.6 years

Exercisable at end of year	11,115,129	$3.44	$356,593	6.1 years

        In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of restricted stock units ("RSUs"). As of December 31, 2013, the Company granted 36,679 RSUs based on a market price of $6.88 per share, 7,328 RSUs based on a market price of $8.60 per share, 25,052 RSUs based on a market price of $5.41 per share, 9,214 RSUs based on a market price of $7.85 per share, 567 RSUs based on a market price of $26.03 per share, and 415 RSUs based on a market price of $35.52 per share as annual director fees. The RSUs are fully vested when granted.

        During 2012, Holding granted 276,480 options at an exercise price of $6.88. The exercise price was reduced to $3.69 in connection with a dividend paid by Holding in October 2012. Of these options, 188,880 were 40% vested on the grant date and the remaining shares vest ratably through 2014 provided certain performance criteria are realized. The remaining 87,600 options vest ratably through 2017.

Valuation

        The fair value of each stock option award is estimated on the grant date, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Predecessor, the stock volatility of publicly traded peer companies and in consultation with a valuation specialist.

	2013	2012	2011
Volatility	30% - 35%	30%	30%
Risk free rate	0.67% - 1.56%	0.2% - 0.82%	0.5%
Expected dividend yield	0%	0%	0%
Expected term of options in years	5.0	2.0 - 5.0	4.6

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

16. Equity Based Compensation (Continued)

        The weighted average fair values of stock options granted during 2013 and 2012 were $2.44 and $0.96 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $9.4 million and $2.5 million, respectively.

        As of December 31, 2013, total unrecognized compensation cost related to unvested stock awards was $8.7 million which will be recognized over the remaining vesting period.

Predecessor Equity Plans

        Total stock-based compensation expense recognized resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011. Included in the Predecessor period from January 1, 2011 through May 24, 2011 is $11.7 million of stock-based compensation expense and $0.7 million of payroll tax expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

        As discussed in Note 13, vesting of stock options, restricted stock awards and restricted stock units was accelerated upon closing of the Merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $6.88 per share while holders of restricted stock awards and restricted stock units received $6.88 per share in cash, without interest and the associated options and restricted stock were cancelled.

        The total intrinsic value of options exercised under the Predecessor Equity Plans during the Predecessor periods from January 1, 2011 through May 24, 2011 was $1.0 million.

17. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $44.8 million and $42.9 million for the years ended December 31, 2013 and 2012, respectively, and $25.7 million and $17.2 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively.

        The Company also records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

        Future commitments under non-cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows (in thousands):

	Capital Leases	Operating Leases & Other
Year ending December 31,
2014	$106	$73,954
2015	106	44,566
2016	106	38,323
2017	106	33,140
2018	20	25,247
Thereafter	—	41,867

	444	$257,097

Less imputed interest	(75)

Total capital lease obligations	369
Less current portion	(76)

Long-term capital lease obligations	$293

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

        Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice ("DOJ") that it was investigating certain business practices at AMR. The specific practices at issue were (i) whether ambulance transports involving Medicare eligible patients complied with the "medical necessity" requirement imposed by Medicare regulations, (ii) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (iii) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

third issue, the government alleged that certain of AMR's hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement ("CIA") which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the Office of Inspector General of the Department of Health and Human Services ("OIG") in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five- year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR's services in New York, although the obligations of the Company's compliance program will remain in effect following the expected divestiture. The divesture was completed on July 1, 2013.

        In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney's Office for the Central District of California ("USAO") seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, AMR was notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

Letters of Credit

        At December 31, 2013 and 2012, the Company had $132.5 million and $130.2 million, respectively, in outstanding letters of credit.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

Other Legal Matters

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. Plaintiffs allege principally that the AMR entities failed to pay overtime wages pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, penalties, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. At the present time, the courts have not certified classes in any of these cases. In a hearing on February 25, 2014 in the Banta and Aguilar/Karapetian cases, the court indicated that it intends to certify classes on some issues, and deny certification on some issues, but is has not signed an order to such effect. The Company is unable at this time to estimate the amount of potential damages, if any in any of these actions.

        Merion Capital, L.P. ("Merion"), a former stockholder of Corporation, filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in Corporation prior to the Merger. During the year ended December 31, 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion's appraisal action, in which Merion agreed to release its claims against the Company. $13.7 million of this payment is included in cash flows from operations and $38.3 million is included in cash flows from financing activities on the statements of cash flows for the year ended December 31, 2013.

        On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with Health Management Associates, Inc. ("HMA"). The Company has been cooperating with the government during its investigation and, as such, continues to gather responsive documents. During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA have been unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, disclosed whether it will intervene in these matters as they relate to the Company. The Company continues to engage in meaningful dialogue with the relevant government representatives and, at this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 5, 2013, Air Ambulance Specialists, Inc. received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company intends to cooperate with the government during its investigation and, as such, are in the process of gathering responsive documents, formulating a written

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

response to the subpoena and seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare's relationship with Community Health Services, Inc. ("CHS"). The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from these investigations.

        In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company is cooperating with the Department during its investigation and, as such, is in the process of gathering responsive documents, formulating a response to the subpoena, and is seeking to engage in a meaningful dialogue with the relevant New Hampshire Department of Insurance and Attorney General's Office representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

18. Related Party Transactions

CD&R Affiliates

        Holding and Corporation were party to the Consulting Agreement with CD&R dated May 25, 2011, pursuant to which CD&R provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. The Company expensed $23.1 million and $5.0 million during the years ended December 31, 2013 and 2012, respectively, and $3.0 million during the Successor period from May 25, 2011 through December 31, 2011 in respect of this fee.

        Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger. This amount was capitalized as part of the Merger and allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of December 31, 2012.

        During the year ended December 31, 2013, the Company made a $20.0 million payment to CD&R with proceeds received from the initial public offering of Common Stock of Holding to terminate the Consulting Agreement.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

18. Related Party Transactions (Continued)

Onex Corporation

        The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company's prior principal equity holder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the Predecessor period from January 1, 2011 through May 24, 2011 the Company expensed $0.4 million.

Transactions between Holding and Corporation

        On April 1, 2013, Corporation declared and paid a dividend to Parent which in turn paid a dividend to Holding in the amount of $20.8 million. These funds were used by Holding to pay interest due on Holding's Senior PIK Toggle Notes due 2017.

        During the year ended December 31, 2013, Holding made a $489.3 million distribution to Corporation with proceeds received from the initial public offering of Common Stock of Holding to pay off debt and for other general corporate purposes.

19. Variable Interest Entities

        GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities ("VIEs") to be consolidated if an entity's interest in the VIE has specific characteristics including: voting rights not proportional to ownership and the right to receive a majority of expected income or absorb a majority of expected losses. In addition, the entity exposed to the majority of the risks and rewards associated with the VIE is deemed its primary beneficiary and must consolidate the entity.

        EmCare entered into an agreement in 2011 with an indirect wholly-owned subsidiary of HCA Holdings Inc. to form an entity which would provide physician services to various healthcare facilities ("HCA-EmCare JV"). HCA-EmCare JV began providing services to healthcare facilities during the first quarter of 2012 and meets the definition of a VIE. The Company determined that, although EmCare only holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

  •
  EmCare provides management services to HCA-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of HCA-EmCare JV's activities involve EmCare; and

  •
  as payment for management services, EmCare is entitled to receive a base management fee from HCA-EmCare JV as well as a bonus management fee.

        The following is a summary of the HCA-EmCare JV assets and liabilities as of December 31, 2013 and 2012, which are included in the Company's consolidated financial statements (in thousands).

	December 31, 2013	December 31, 2012
Current assets	$88,479	$31,142
Current liabilities	22,005	20,081

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

20. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional (medical malpractice), auto, workers' compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2013.

        The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate of 1.5%. General liability claims are not discounted.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets (in thousands):

	Accrued Liabilities	Insurance Reserves	Total Liabilities
December 31, 2013
Automobile	$7,034	$5,779	$12,813
Workers compensation	21,876	32,097	53,973
General/Professional liability	44,828	137,551	182,379

	$73,738	$175,427	$249,165

December 31, 2012
Automobile	$7,627	$6,619	$14,246
Workers compensation	20,970	32,728	53,698
General/Professional liability	20,627	150,026	170,653

	$49,224	$189,373	$238,597

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

20. Insurance (Continued)

        The changes to the Company's estimated losses under self-insured programs were as follows (in thousands):

	Successor			Predecessor
			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31	Year ended December 31

	2013	2012	2011	2011

Balance, beginning of period	$238,597	$247,872	$216,076	$208,407
Expense for current period reserves	74,501	77,003	51,144	25,562
Unfavorable (favorable) changes to prior reserves	9,141	(2,480)	11,308	2,452
Changes in losses covered by commercial insurance programs	—	(9,185)	10,785	—
Payments for claims	(73,074)	(74,613)	(41,441)	(31,045)

Balance, end of period	249,165	238,597	247,872	205,376
Discount factor	8,418	8,485	7,875	17,368

Undiscounted reserve, end of period	$257,583	$247,082	$255,747	$222,744

        The following table reflects a summary of expected future claim payments relating to non-health and welfare insurance reserves (in thousands):

Year	Amount
2014	$73,738
2015	72,140
2016	47,735
2017	27,567
2018	14,559
Thereafter	13,426

Total	$249,165

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government and investment grade securities and cash deposits with third parties. These investments are designated as available-for-sale and reported at fair value. Investment income earned on these investments is reported as interest income from restricted assets in the

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

20. Insurance (Continued)

statements of operations. The following table summarizes these deposits and restricted investments (in thousands):

	2013	2012
Restricted cash, cash equivalents and other	$18,755	$5,327
Restricted marketable securities	8,333	19,154
Other short-term insurance collateral	2,531	—

Insurance collateral—short-term	$29,619	$24,481

Restricted long-term investments	4,894	$4,504
Other long-term insurance collateral	7,822	16,256

Insurance collateral—long-term	$12,716	$20,760

        Insurance collateral and insurance related workers compensation and automobile reserves also includes a receivable from insurers of $1.3 million and $1.6 million as of December 31, 2013 and 2012, respectively, for liabilities in excess of the Company's self-insured retention.

21. Segment Information

        The Company is organized around two separately managed business units: facility- based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery services. It also offers physician-led care management solutions outside the hospital. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income before equity in earnings of unconsolidated subsidiary, income taxes, loss on early debt extinguishment, interest and other (expense) income, realized gains (losses) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

21. Segment Information (Continued)

within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

	Successor			Predecessor

			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31	Year ended December 31

	2013	2012	2011	2011

		(in thousands)
Facility-Based Physician Services
Net revenue	$2,358,787	$1,915,148	$1,025,003	$642,059
Income from operations	219,842	199,300	103,532	60,710
Segment Adjusted EBITDA	294,033	260,657	141,374	77,686
Goodwill	1,574,882	1,555,924	1,622,309	—
Intangible Assets, net	370,897	407,184	398,284	—
Total identifiable assets	2,624,161	2,468,605	2,459,724	—
Capital expenditures	8,215	12,229	1,512	1,543
Medical Transportation Services
Net revenue	$1,369,525	$1,384,973	$860,808	$579,731
Income from operations	56,986	57,641	24,400	24,770
Segment Adjusted EBITDA	151,745	143,994	73,415	52,896
Goodwill	860,788	857,708	530,705	—
Intangible Assets, net	142,801	157,034	165,943	—
Total identifiable assets	1,515,162	1,544,908	1,318,772	—
Capital expenditures	51,449	42,688	42,711	15,946
Segment Totals
Net revenue	$3,728,312	$3,300,121	$1,885,811	$1,221,790
Income from operations	276,828	256,941	127,932	85,480
Segment Adjusted EBITDA	445,778	404,651	214,789	130,582
Goodwill	2,435,670	2,413,632	2,153,014	—
Intangible Assets, net	513,698	564,218	564,227	—
Total identifiable assets	4,139,323	4,013,513	3,778,496	—
Capital expenditures	59,664	54,917	44,223	17,489

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

21. Segment Information (Continued)

	Successor			Predecessor

			Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011

	Year ended December 31, 2013	Year ended December 31, 2012
		(in thousands)
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA—Holding	$445,705	$404,452	$214,789	$130,582
Other operating income (expenses)	73	199	—	—

Segment Adjusted EBITDA / Adjusted EBITDA—Corporation	445,778	404,651	214,789	130,582
Depreciation and amortization expense	(140,632)	(123,751)	(71,312)	(28,467)
Restructuring charges	(5,669)	(14,086)	(6,483)	—
Interest income from restricted assets	(792)	(625)	(1,950)	(1,124)
Equity-based compensation expense	(4,248)	(4,248)	(4,098)	(15,112)
Related party management fees	(23,109)	(5,000)	(3,014)	(399)
Net income attributable to noncontrolling interest	5,500	—	—	—

Income from operations	276,828	256,941	127,932	85,480
Interest income from restricted assets	792	625	1,950	1,124
Interest expense	(156,134)	(171,145)	(104,701)	(7,886)
Realized gains (losses) on investments	471	394	41	(9)
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)
Loss on early debt extinguishment	(38,860)	(8,307)	—	(10,069)
Income tax expense	(21,718)	(31,850)	(9,328)	(19,242)
Equity in earnings of unconsolidated subsidiary	323	379	276	143

Net income—Corporation	$48,942	$48,459	$13,019	$20,668
Adjustments for Holding:
Other operating income (expenses)	(73)	(199)	—	—
Loss on early debt extinguishment	(29,519)	—	—	—
Interest expense	(30,567)	(11,462)	—	—
Income tax benefit	22,712	4,387	—	—

Net income—Holding.	$11,495	$41,185	$13,019	$20,668

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

21. Segment Information (Continued)

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows (in thousands):

	Successor			Predecessor
			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,

	2013	2012	2011	2011
Adjusted EBITDA—Holding	$445,705	$404,452	$214,789	$130,582
Other operating income (expenses)	73	199	—	—

Adjusted EBITDA—Corporation	445,778	404,651	214,789	130,582
Related party management fees	(23,109)	(5,000)	(3,014)	(399)
Restructuring charges	(5,669)	(14,086)	(6,483)	—
Interest expense (less deferred loan fee amortization)	(140,996)	(154,794)	(94,470)	(6,556)
Payment of dissenting shareholder settlement	(13,717)	—	—	—
Change in accounts receivable	(175,699)	(82,126)	(4,730)	(10,149)
Change in other operating assets/liabilities	6,224	66,377	25,146	14,234
Excess tax benefits from equity-based compensation	(62)	(873)	—	(12,427)
Interest and other (expense) income	(12,760)	1,422	(3,151)	(28,873)
Income tax benefit (expense), net of change in deferred taxes	1,050	82	(13,459)	(18,897)
Net income attributable to noncontrolling interest	5,500
Other	1,000	595	193	460

Cash flows provided by operating activities—Corporation	$87,540	$216,248	$114,821	$67,975
Adjustments for Holding:
Other operating income (expenses)	(73)	(199)	—	—
Interest expense (less deferred loan fee amortization)	(27,750)	(10,407)	—	—
Change in accounts receivable	(269)	269	—	—
Change in other operating assets/liabilities	(7,693)	6,137	—	—
Income tax benefit, net of change in deferred taxes	2,360	4,387	—	—

Cash flows provided by operating activities—Holding	$54,115	$216,435	$114,821	$67,975

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

21. Segment Information (Continued)

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31 (in thousands):

	2013	2012
Segment total identifiable assets	$4,139,323	$4,013,513
Corporate cash	52,070	(4,391)
Other corporate assets	27,397	20,218

Total identifiable assets—Corporation	$4,218,790	$4,029,340
Adjustments for Holding:
Corporate cash	81,722	281
Other corporate assets	(495)	7,212

Total identifiable assets—Holding	$4,300,017	$4,036,833

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	Successor			Predecessor
			Period from May 25 through December 31,	Period from January 1 through May 24,
	Year ended December 31,	Year ended December 31,

	2013	2012	2011	2011
	(in thousands)
Segment total capital expenditures	$59,664	$54,917	$44,223	$17,489
Corporate capital expenditures	6,215	5,298	2,128	1,007

Total capital expenditures	$65,879	$60,215	$46,351	$18,496

Collective Bargaining Agreements

        Approximately 44% of AMR's employees are represented by 37 collective bargaining agreements. There are 25 operational locations representing approximately 4,795 employees currently in the process of negotiations or will be subject to negotiation in 2014. In addition, six collective bargaining agreements, representing 600 employees will be subject to negotiations in 2015. While the Company believes it maintains a good working relationship with its employees, the Company has experienced some union work actions. The Company does not expect these actions to have a material adverse effect on its ability to provide service to its patients and communities.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

22. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
		(in thousands)
Balance at January 1, 2011	$1,092,188	$629,419	$1,721,607
Additions	6,117,634	2,091,750	8,209,384
Reductions	(5,955,370)	(2,065,750)	(8,021,120)

Balance at December 31, 2011	1,254,452	655,419	1,909,871
Additions	7,169,942	2,534,511	9,704,453
Reductions	(6,804,906)	(2,348,176)	(9,153,082)

Balance at December 31, 2012	1,619,488	841,754	2,461,242
Additions	8,607,966	3,043,210	11,651,176
Reductions	(8,224,750)	(2,846,131)	(11,070,881)

Balance at December 31, 2013	$2,002,704	$1,038,833	$3,041,537

        Additions to the Company's valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity.

23. Guarantors of Debt

        Corporation is the issuer of the senior unsecured notes and the borrower under the Senior Credit Facilities. The senior unsecured notes and the Senior Credit Facilities are guaranteed by each of Corporation's domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including Corporation's captive insurance subsidiary. All of the operating income and cash flow of Corporation is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior unsecured notes and the Credit Facilities are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate Corporation and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of Corporation and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of Corporation or the subsidiary guarantors.

        Corporation's payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by Corporation, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of the Corporation, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of Corporation's obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

        The condensed consolidating financial statements for Corporation, the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$65,516	$67,224	$(9,750)	$122,990
Insurance collateral	—	11,960	53,587	(35,928)	29,619
Trade and other accounts receivable, net	—	799,021	3,561	(1,436)	801,146
Parts and supplies inventory	—	23,367	9	—	23,376
Prepaids and other current assets	—	23,692	233	—	23,925
Current deferred tax assets	—	—	3,515	(3,515)	—

Total current assets	—	923,556	128,129	(50,629)	1,001,056
Non-current assets:
Property, plant, and equipment, net	—	194,715	—	—	194,715
Intercompany receivable	1,914,158	—	2,370	(1,916,528)	—
Intangible assets, net	—	513,698	—	—	513,698
Non-current deferred tax assets	—	—	3,125	(3,125)	—
Insurance collateral	—	82,766	12,716	(82,766)	12,716
Goodwill	—	2,438,526	125	(2,981)	2,435,670
Other long-term assets	51,803	—	1,845	7,287	60,935
Investment and advances in subsidiaries	1,450,081	4,199	4,617	(1,458,897)	—

Total assets	$3,416,042	$4,157,460	$152,927	$(3,507,639)	$4,218,790

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$52,354	$118	$—	$52,472
Accrued liabilities	13,683	352,816	14,940	(23,460)	357,979
Current deferred tax liabilities	—	39,002	—	16,797	55,799
Current portion of long-term debt	11,872	446	—	—	12,318

Total current liabilities	25,555	444,618	15,058	(6,663)	478,568
Long-term debt	1,904,358	773	—	(9,750)	1,895,381
Long-term deferred tax liabilities	—	156,378	—	(5,120)	151,258
Insurance reserves	—	157,055	133,670	(115,298)	175,427
Other long-term liabilities	—	16,997	—	—	16,997

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Intercompany payable	—	1,916,528	—	(1,916,528)	—

Total liabilities	1,929,913	2,692,349	148,728	(2,053,359)	2,717,631

Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(1,347)	—	—	—	(1,347)
Additional paid-in capital	1,404,208	1,366,151	—	(1,366,151)	1,404,208
Retained earnings	84,107	85,524	3,414	(88,938)	84,107
Accumulated other comprehensive loss	(839)	(1,594)	755	839	(839)

Total Envision Healthcare Corporation equity	1,486,129	1,450,081	4,199	(1,454,280)	1,486,129
Noncontrolling interest	—	15,030	—	—	15,030

Total equity	1,486,129	1,465,111	4,199	(1,454,280)	1,501,159

Total liabilities and equity	$3,416,042	$4,157,460	$152,927	$(3,507,639)	$4,218,790

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2012
(in thousands)

	Successor
	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,924	$65,627	$(15,000)	$57,551
Insurance collateral	—	6,626	35,975	(18,120)	24,481
Trade and other accounts receivable, net	—	623,651	3,738	(1,976)	625,413
Parts and supplies inventory	—	22,041	9	—	22,050
Prepaids and other current assets	—	23,679	297	(462)	23,514
Current deferred tax assets	—	—	3,447	(3,447)	—

Total current assets	—	682,921	109,093	(39,005)	753,009
Non-current assets:
Property, plant, and equipment, net	—	191,864	—	—	191,864
Intercompany receivable	2,237,508	—	11,596	(2,249,104)	—
Intangible assets, net	—	564,218	—	—	564,218
Non-current deferred tax assets	—	—	1,097	(1,097)	—
Insurance collateral	—	65,762	5,491	(50,493)	20,760
Goodwill	—	2,416,613	—	(2,981)	2,413,632
Other long-term assets	84,538	—	1,580	(261)	85,857
Investment and advances in subsidiaries	930,119	3,001	—	(933,120)	—

Total assets	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,505	$287	—	$53,792
Accrued liabilities	47,184	328,153	15,782	(3,689)	387,430
Current deferred tax liabilities	—	27,015	—	(3,447)	23,568
Current portion of long-term debt	11,871	411	—	—	12,282

Total current liabilities	59,055	409,084	16,069	(7,136)	477,072
Long-term debt	2,223,738	1,185	—	(15,000)	2,209,923
Long-term deferred tax liabilities	—	159,942	—	(3,092)	156,850
Insurance reserves	—	148,195	109,787	(68,609)	189,373
Other long-term liabilities	—	20,220	—	—	20,220
Intercompany payable	—	2,249,104	—	(2,249,104)	—

Total liabilities	2,282,793	2,987,730	125,856	(2,342,941)	3,053,438

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

	Successor
	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Equity:
Common stock	—	—	30	(30)	—
Treasury stock at cost	(381)				(381)
Additional paid-in capital	908,488	871,306	—	(871,306)	908,488
Retained earnings	61,478	59,206	2,272	(61,478)	61,478
Accumulated other comprehensive loss	(213)	(393)	699	(306)	(213)

Total Envision Healthcare Corporation equity	969,372	930,119	3,001	(933,120)	969,372
Noncontrolling interest	—	6,530	—	—	6,530

Total equity	969,372	936,649	3,001	(933,120)	975,902

Total liabilities and equity	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Consolidating Statements of Operations
(in thousands)

	Successor
	For the year ended December 31, 2013
	Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$3,726,378	$57,494	$(55,560)	$3,728,312

Compensation and benefits	—	2,666,761	678	—	2,667,439
Operating expenses	—	424,768	27	—	424,795
Insurance expense	—	106,261	55,592	(55,560)	106,293
Selling, general and administrative expenses	—	106,573	83	—	106,656
Depreciation and amortization expense	—	140,613	19	—	140,632
Restructuring charges	—	5,669	—	—	5,669

Income from operations	—	275,733	1,095	—	276,828
Interest (loss) income from restricted assets	—	(6,526)	7,318	—	792
Interest expense	—	(156,134)	—	—	(156,134)
Realized (loss) gain on investments	—	(122)	593	—	471
Interest and other expense	—	(12,582)	(178)	—	(12,760)
Loss on early debt extinguishment	—	(38,860)	—	—	(38,860)

Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	61,509	8,828	—	70,337
Income tax expense	—	(21,696)	(22)	—	(21,718)

Income before equity in earnings of unconsolidated subsidiary	—	39,813	8,806	—	48,619
Equity in earnings of unconsolidated subsidiary	43,442	—	323	(43,442)	323

Net income	43,442	39,813	9,129	(43,442)	48,942
Less: Net income attributable to noncontrolling interest	—	(5,500)	—	—	(5,500)

Net income attributable to Envision Healthcare Corporation	$43,442	$34,313	$9,129	$(43,442)	$43,442

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Consolidating Statements of Operations
(in thousands)

	Successor
	For the year ended December 31, 2012
	Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$3,298,221	$75,501	$(73,601)	$3,300,121

Compensation and benefits	—	2,306,975	653	—	2,307,628
Operating expenses	—	421,406	18	—	421,424
Insurance expense	—	91,288	80,263	(73,601)	97,950
Selling, general and administrative expenses	—	78,305	36	—	78,341
Depreciation and amortization expense	—	123,732	19	—	123,751
Restructuring charges	—	14,086	—	—	14,086

Income from operations	—	262,429	(5,488)	—	256,941
Interest income from restricted assets	—	(4,290)	4,915	—	625
Interest expense	—	(171,145)	—	—	(171,145)
Realized gains (losses) on investments	—	(1,302)	1,696	—	394
Interest and other income (expense)	—	1,580	(158)	—	1,422
Loss on early debt extinguishment	—	(8,307)	—	—	(8,307)

Income before taxes and equity in earnings of unconsolidated subsidiary	—	78,965	965	—	79,930
Income tax expense	—	(31,832)	(18)	—	(31,850)

Income before equity in earnings of unconsolidated subsidiary	—	47,133	947	—	48,080
Equity in earnings of unconsolidated subsidiary	48,459	—	379	(48,459)	379

Net income	$48,459	$47,133	$1,326	$(48,459)	$48,459

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Consolidating Statements of Operations
(in thousands)

	Successor
	For the period from May 25 through December 31, 2011
	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$1,884,615	$56,182	$(54,986)	$1,885,811

Compensation and benefits	—	1,310,584	476	—	1,311,060
Operating expenses	—	259,620	19	—	259,639
Insurance expense	—	63,738	56,278	(54,986)	65,030
Selling, general and administrative expenses	—	44,060	295	—	44,355
Depreciation and amortization expense	—	71,285	27	—	71,312
Restructuring charges	—	6,483	—	—	6,483

Income (loss) from operations	—	128,845	(913)	—	127,932
Interest income from restricted assets	—	934	1,016	—	1,950
Interest expense	—	(104,701)	—	—	(104,701)
Realized gains (losses) on investments	—	—	41	—	41
Interest and other (expense) income	—	(2,832)	(319)	—	(3,151)

Income (loss) before income taxes	—	22,246	(175)	—	22,071
Income tax expense	—	(9,324)	(4)	—	(9,328)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	12,922	(179)	—	12,743
Equity in earnings of unconsolidated subsidiaries	11,977	—	276	(11,977)	276

Net income	$11,977	$12,922	$97	$(11,977)	$13,019

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

	Predecessor
	For the period from January 1 through May 24, 2011
	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790

Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467

Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other (expense) income	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)

Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)

Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143

Net income	$20,668	$18,810	$1,858	$(20,668)	$20,668

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Successor
	For the year ended December 31, 2013
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$120,135	$(32,595)	$87,540

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(65,879)	—	(65,879)
Proceeds from sale of property, plant and equipment	—	744	—	744
Acquisition of businesses, net of cash received	—	(35,098)	—	(35,098)
Net change in insurance collateral	—	(39,678)	43,383	3,705
Other investing activities	—	(2,069)	—	(2,069)

Net cash (used in) provided by investing activities	—	(141,980)	43,383	(98,597)

Cash Flows from Financing Activities
Issuance of class A common stock	1,117	—	—	1,117
Borrowings under the Term Loan	150,000	—	—	150,000
Borrowings under the ABL Facility	345,440	—	—	345,440
Capital contributions	489,326	—	—	489,326
Repayments of the Term Loan	(13,371)	—	—	(13,371)
Repayments of the ABL Facility	(470,440)	—	—	(470,440)
Repayments of senior notes	(327,250)	—	—	(327,250)
Payment for debt extinguishment premiums	(27,016)	—	—	(27,016)
Dividend paid	(20,813)	—	—	(20,813)
Debt issue costs	(5,007)	—	—	(5,007)
Excess tax benefits from stock-based compensation	—	62	—	62
Proceeds from non-controlling interest	—	3,000	—	3,000
Payment of dissenting shareholder settlement	—	(38,336)	—	(38,336)
Net change in bank overdrafts	—	(10,146)	—	(10,146)
Net intercompany borrowings (payments)	(121,986)	125,926	(3,940)	—
Other financing activities	—	(70)	—	(70)

Net cash provided by (used in) financing activities	—	80,436	(3,940)	76,496

Change in cash and cash equivalents	—	58,591	6,848	65,439
Cash and cash equivalents, beginning of period	—	6,925	50,626	57,551

Cash and cash equivalents, end of period	$—	$65,516	$57,474	$122,990

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Successor
	For the year ended December 31, 2012
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$187,911	$28,337	$216,248

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(60,215)	—	(60,215)
Proceeds from sale of property, plant and equipment	—	7,220	—	7,220
Acquisition of businesses, net of cash received	—	(193,002)	—	(193,002)
Net change in insurance collateral	—	42,307	49,633	91,940
Other investing activities	—	14	—	14

Net cash (used in) provided by investing activities	—	(203,676)	49,633	(154,043)

Cash Flows from Financing Activities
Issuance of class A common stock	334	—	—	334
Borrowings under senior secured credit facility	130,000	—	—	130,000
Repayments of the Term Loan	(262,884)	—	—	(262,884)
Repayments of the ABL Facility	(5,000)	—	—	(5,000)
Repayments of the senior notes	(15,000)	—	—	(15,000)
Debt issue costs	(95)	—	—	(95)
Excess tax benefits from stock-based compensation	—	873	—	873
Class A common stock repurchased as treasury stock	(511)	—	—	(511)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	7,808	—	7,808
Net intercompany borrowings (payments)	153,888	(97,178)	(56,710)	—
Other financing activities	(732)	—	—	(732)

Net cash used in financing activities	—	(81,967)	(56,710)	(138,677)

Change in cash and cash equivalents	—	(97,732)	21,260	(76,472)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023

Cash and cash equivalents, end of period	$—	$6,925	$50,626	$57,551

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Successor
	For the period May 25 through December 31, 2011
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$235,411	$(120,590)	$114,821

Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(46,351)	—	(46,351)
Proceeds from sale of property, plant and equipment	—	216	—	216
Acquisition of businesses, net of cash received	—	(84,375)	—	(84,375)
Net change in insurance collateral	—	2,580	7,347	9,927
Other investing activities	—	(1,172)	—	(1,172)

Net cash (used in) provided by investing activities	(2,844,221)	(129,102)	7,347	(2,965,976)

Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Capital contributed by Parent	4,978	—	—	4,978
Repayments of the Term Loan	(425,175)	—	—	(425,175)
Equity issuance costs	(31,878)	—	—	(31,878)
Debt issue costs	(117,805)	—	—	(117,805)
Net change in bank overdrafts	—	(6,944)	—	(6,944)
Net intercompany borrowings (payments)	138,647	(251,988)	113,341	—
Other financing activities	(1,597)	—	—	(1,597)

Net cash provided by (used in) financing activities	2,844,221	(258,932)	113,341	2,698,630

Change in cash and cash equivalents	—	(152,623)	98	(152,525)
Cash and cash equivalents, beginning of period	—	257,280	29,268	286,548

Cash and cash equivalents, end of period	$—	$104,657	$29,366	$134,023

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

23. Guarantors of Debt (Continued)

	Predecessor
	For the period from January 1 through May 24, 2011
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Other investing activities	—	816	—	816

Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)

Cash Flows from Financing Activities
Issuance of class A common stock	559	—	—	559
Repayments of the Term Loan	—	(5,312)	—	(5,312)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—
Other financing activities	—	1,196	—	1,196

Net cash provided by (used in) financing activities	—	20,724	(53)	20,671

Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361

Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

24. Quarterly Financial Information (unaudited)

        The following tables summarize unaudited results for each quarter in the years ended December 31, 2013 and 2012 (in thousands, except per share amounts).

	2013
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Holding:
Net revenue	$888,324	$899,255	$955,888	$984,845
Income from operations	62,862	65,703	63,503	84,687
Net income (loss)	(3,847)	9,597	(7,663)	13,408
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	(3,847)	9,597	(7,663)	7,908
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	(0.03)	0.07	(0.05)	0.04
Diluted	(0.03)	0.07	(0.05)	0.04
Corporation:
Net revenue	$888,324	$899,255	$955,888	$984,845
Income from operations	62,929	65,724	63,488	84,687
Net income	3,116	16,563	14,717	14,546
Net income attributable to Envision Healthcare Corporation	3,116	16,563	14,717	9,046

	2012
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Holding:
Net revenue	$806,294	$801,098	$820,811	$871,918
Income from operations	52,496	60,256	68,624	75,366
Net income	5,792	7,841	15,209	12,343
Net income attributable to Envision Healthcare Holdings, Inc.	5,792	7,841	15,209	12,343
Earnings per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.04	0.06	0.12	0.09
Diluted	0.04	0.06	0.11	0.09
Corporation:
Net revenue	$806,294	$801,098	$820,811	$871,918
Income from operations	52,496	60,256	68,624	75,565
Net income	5,792	7,841	15,209	19,617
Net income attributable to Envision Healthcare Corporation	5,792	7,841	15,209	19,617

Envision Healthcare Holdings, Inc.
Envision Healthcare Corporation

Notes to Consolidated Financial Statements (Continued)

25. Subsequent Events

        On February 5, 2014, Holding registered the offering and sale of 27,500,000 shares of Common Stock and an additional 4,125,000 shares of Common Stock, which were sold by CD&R Affiliates to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of Holding and certain non-executives were the selling stockholders in the offering. Holding did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters' option to purchase additional shares. Upon completion of this offering, Holding had 181,131,273 shares of Common Stock outstanding.

        On February 6, 2014, Corporation acquired Life Line Ambulance Service, Inc., an emergency medical transportation service provider with operations in Arizona, for total purchase consideration of approximately $22.2 million.

Schedule 1—Registrant's Condensed Financial Statements

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$81,722	$281
Prepaids and other current assets	26,860	—

Total current assets	108,582	281

Non-current assets:
Investment in wholly owned subsidiary	1,486,129	969,372
Long-term deferred tax asset	128	89
Other long-term assets	—	7,243

Total assets	$1,594,839	$976,985

Liabilities and Equity
Current liabilities:
Accounts payable	$116	$117
Accrued liabilities	—	1,536

Total current liabilities	116	1,653
Long-term debt	—	437,175

Total liabilities	116	438,828

Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 180,382,885 and 130,661,627 issued and outstanding at December 31, 2013 and 2012, respectively)	1,804	1,307
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012)	—	—
Treasury stock at cost	(1,347)	(381)
Additional paid-in capital	1,576,764	525,098
Retained earnings	18,341	12,346
Accumulated other comprehensive loss	(839)	(213)

Total stockholders' equity	1,594,723	538,157

Total liabilities and stockholders' equity	$1,594,839	$976,985

See accompany notes to condensed financial statements.

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012
Equity in net income of subsidiary	$48,942	$48,459
Operating expenses	70	—
Selling, general and administrative expenses	3	199
Interest expense	30,567	11,462
Loss on early debt extinguishment	29,519	—

(Loss) Income before income taxes	(11,217)	36,798
Income tax benefit	22,712	4,387

Net income	11,495	41,185
Other comprehensive income, net of tax:	(626)	2,489

Comprehensive income	$10,869	$43,674

See accompany notes to condensed financial statements.

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012
Cash Flows from Operating Activities
Net income	$11,495	$41,185
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(48,942)	(48,459)
Depreciation and amortization	2,817	1,056
Loss on early debt extinguishment	29,519	—
Deferred income taxes	(25,184)	4,841
Changes in operating assets/liabilities	(3,130)	1,564

Net cash (used in) provided by operating activities	(33,425)	187

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Issuance of class A common stock	1,110,900	—
Proceeds from issuance of PIK Notes	—	450,000
Repayments of PIK Notes	(450,000)	—
Payments of debt extinguishment premium	(12,386)	—
Distribution to Corporation	(489,326)	—
Dividend received	20,813	—
Dividend paid	—	(428,782)
Equity issuance costs	(65,131)	—
Debt issue costs	(4)	(21,124)

Net cash provided by financing activities	114,866	94

Change in cash and cash equivalents	81,441	281
Cash and cash equivalents, beginning of period	281	—

Cash and cash equivalents, end of period	$81,722	$281

See accompany notes to condensed financial statements.

Notes to Condensed Parent Company Only Financial Statements

1. Description of Envision Healthcare Holdings, Inc.

        Envision Healthcare Holdings, Inc. ("Holding", the "Company" or the "Parent") was incorporated in Delaware on February 28, 2011 in connection with the merger of CDRT Merger Sub, Inc., a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation, a wholly-owned subsidiary of Holding, with and into Envision Healthcare Corporation ("Corporation"). The Parent has no significant operations or assets other than its indirect ownership of the equity of Corporation. Accordingly, the Parent is dependent upon distributions from Corporation to fund its obligations. However, under the terms of Corporation's credit agreements governing Corporation's ABL Facility and Term Loan and the Indenture governing Corporation's 2019 Notes, Corporation's ability to pay dividends or lend to the Parent is restricted, except that Corporation may pay specified amounts to Parent to fund the payment of the Company's tax obligations. Corporation has no obligation to pay dividends to Holding.

2. Basis of Presentation

        The accompanying condensed financial statements (parent company only) include the accounts of Parent and its investment in Corporation, which is stated at cost plus equity in undistributed earnings of Corporation since the date of acquisition, and do not present the financial statements of the parent and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the Envision Healthcare Holdings, Inc. consolidated financial statements.

3. Debt

        On October 1, 2012, Holding issued $450 million of Senior PIK Toggle Notes, or the PIK Notes, due 2017 and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in Holding. Cash interest accrues on these notes at a rate of 9.25% payable semi-annually on April 1 and October 1 commencing on April 1, 2013. PIK interest accrues on these notes at a rate of 10.0%. The Holding PIK Notes are Holding's senior unsecured indebtedness and are not guaranteed by any of its subsidiaries.

        On August 30, 2013, Holding redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, Holding recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

4. Equity

        On August 13, 2013, Holding's Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, which were sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. At the closing, Holding received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of a consulting agreement with Holding and Corporation ("Consulting Agreement") which was recorded to "Selling, general and administrative expenses" in the Company's Condensed Statements of Operations.

Notes to Condensed Parent Company Only Financial Statements (Continued)

4. Equity (Continued)

        Net proceeds from the initial public offering were used to redeem in full Holding's Senior PIK Toggle Notes due 2017 ("PIK Notes") for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest. The remaining proceeds will be used for general corporate purposes.

  Common Stock

        Holders of Common Stock are entitled:

  •
  To cast one vote for each share held of record on all matters submitted to a vote of the stockholders;

  •
  To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

  •
  Upon Holding's liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

        Holding's ability to pay dividends on its Common Stock is subject to its subsidiaries' ability to pay dividends to Holding, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indenture governing the 2019 Notes.

  Preferred Stock

        Under Holding's amended and restated certificate of incorporation, Holding's Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.

5. Subsequent Events

        On February 5, 2014, Holding registered the offering and sale of 27,500,000 shares of Common Stock and an additional 4,125,000 shares of Common Stock, which were sold by CD&R Affiliates to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of Holding and certain non-executives were the selling stockholders in the offering. Holding did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters' option to purchase additional shares. Upon completion of this offering, Holding had 181,131,273 shares of Common Stock outstanding.