Form 10-Q
period 2014-03-31
Envision Healthcare Holdings, Inc.; Envision Healthcare Corp
filed 2014-05-13
CIK 1578318, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file numbers:

Envision Healthcare Holdings, Inc.: 001-36048

Envision Healthcare Corporation: 001-32701

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE CORPORATION

(Exact name of registrants as specified in their charters)

Delaware	Envision Healthcare Holdings, Inc.	45-0832318
Delaware	Envision Healthcare Corporation	20-3738384
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Numbers)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Envision Healthcare Holdings, Inc.                                                     Yes ☐ No ☒

Envision Healthcare Corporation                                                               Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Envision Healthcare Holdings, Inc.	At May 1, 2014, the registrant had 181,131,273 shares of common stock, par value $0.01 per share, outstanding.
Envision Healthcare Corporation

The registrant is a privately held corporation, and its common stock is not publicly traded.  At May 1, 2014, the registrant had 1,000 shares of common stock, par value $0.01 per share, outstanding. All of Envision Healthcare Corporation’s outstanding stock was held at such date by Envision Healthcare Intermediate Corporation, its sole stockholder.

EXPLANATORY NOTE

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Envision Healthcare Holdings, Inc. and Envision Healthcare Corporation. Unless the context indicates otherwise, any reference in this report to “Holding” refers to Envision Healthcare Holdings, Inc., any reference to “Corporation” refers to Envision Healthcare Corporation, the indirect, wholly-owned subsidiary of Holding, and any references to “EVHC,” the “Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries, including Corporation. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”) and American Medical Response, Inc. (“AMR”). Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts, unaudited)

	Quarter ended March 31,
	2014	2013
Revenue, net of contractual discounts	$1,858,494	$1,605,248
Provision for uncompensated care	(844,283)	(716,924)
Net revenue	1,014,211	888,324
Compensation and benefits	743,661	641,789
Operating expenses	114,635	100,450
Insurance expense	30,981	25,833
Selling, general and administrative expenses	19,375	21,998
Depreciation and amortization expense	36,432	34,755
Restructuring charges	809	637
Income from operations	68,318	62,862
Interest income from restricted assets	86	366
Interest expense	(30,049)	(51,752)
Realized gains on investments	606	13
Other expense, net	(808)	(12,721)
Loss on early debt extinguishment	—	(122)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	38,153	(1,354)
Income tax expense	(16,675)	(2,568)
Income (loss) before equity in earnings of unconsolidated subsidiary	21,478	(3,922)
Equity in earnings of unconsolidated subsidiary	47	75
Net income (loss)	21,525	(3,847)
Less: Net loss attributable to noncontrolling interest	3,300	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$24,825	$(3,847)

Basic net income (loss) per share attributable to Envision Healthcare Holdings, Inc.	$0.14	$(0.03)
Diluted net income (loss) per share attributable to Envision Healthcare Holdings, Inc.	$0.13	$(0.03)
Average common shares outstanding, basic	180,782,025	130,696,421
Average common shares outstanding, diluted	189,391,612	130,696,421

Comprehensive income:
Net income (loss)	$21,525	$(3,847)
Other comprehensive loss, net of tax:
Unrealized holding losses during the period	(337)	(436)
Unrealized gains (losses) on derivative financial instruments	51	(298)
Total other comprehensive loss, net of tax	(286)	(734)
Comprehensive income (loss)	21,239	(4,581)
Less: Comprehensive loss attributable to noncontrolling interest	3,300	—
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$24,539	$(4,581)

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,996	$204,712
Insurance collateral	19,442	29,619
Trade and other accounts receivable, net	840,940	801,146
Parts and supplies inventory	23,736	23,376
Prepaids and other current assets	26,661	23,430
Total current assets	1,101,775	1,082,283
Non-current assets:
Property, plant and equipment, net	190,935	194,715
Intangible assets, net	516,530	513,698
Insurance collateral	1,127	12,716
Goodwill	2,444,156	2,435,670
Other long-term assets	60,007	60,935
Total assets	$4,314,530	$4,300,017
Liabilities and Equity
Current liabilities:
Accounts payable	$51,301	$52,588
Accrued liabilities	371,570	350,936
Current deferred tax liabilities	35,639	35,487
Current portion of long-term debt	12,011	12,318
Total current liabilities	470,521	451,329
Long-term debt	1,892,272	1,895,381
Long-term deferred tax liabilities	151,225	151,130
Insurance reserves	151,792	175,427
Other long-term liabilities	16,721	16,997
Total liabilities	2,682,531	2,690,264
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 181,131,273 and 180,382,885 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	1,804	1,804
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013)	—	—
Treasury stock at cost	(1,347)	(1,347)
Additional paid-in capital	1,577,521	1,576,764
Retained earnings	43,166	18,341
Accumulated other comprehensive loss	(1,125)	(839)
Total Envision Healthcare Holdings, Inc. equity	1,620,019	1,594,723
Noncontrolling interest	11,980	15,030
Total equity	1,631,999	1,609,753
Total liabilities and equity	$4,314,530	$4,300,017

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$21,525	$(3,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,667	39,428
(Gain) loss on disposal of property, plant and equipment	(1,981)	39
Equity-based compensation expense	1,062	1,062
Excess tax benefits from equity-based compensation	(14,790)	(8)
Loss on early debt extinguishment	—	122
Equity in earnings of unconsolidated subsidiary	(47)	(75)
Dividends received	430	556
Deferred income taxes	928	(740)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(35,429)	(41,212)
Parts and supplies inventory	(327)	(50)
Prepaids and other current assets	(3,468)	(3,627)
Accounts payable and accrued liabilities	34,183	19,212
Insurance accruals	(11,533)	(4,218)
Net cash provided by operating activities	30,220	6,642
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,458)	(159)
Sales and maturities of available-for-sale securities	8,160	448
Purchases of property, plant and equipment	(10,714)	(10,493)
Proceeds from sale of property, plant and equipment	2,156	197
Acquisition of businesses, net of cash received	(35,791)	(1,423)
Net change in insurance collateral	1,200	7,362
Other investing activities	(2,526)	(702)
Net cash used in investing activities	(39,973)	(4,770)
Cash Flows from Financing Activities
Issuance of common stock	—	691
Borrowings under the Term Loan	—	150,000
Borrowings under the ABL Facility	—	56,940
Repayments of the Term Loan	(3,343)	(3,343)
Repayments of the ABL Facility	—	(181,940)
Dividend paid	—	(67)
Debt issue costs	—	(4,415)
Excess tax benefits from equity-based compensation	14,790	8
Shares repurchased for tax withholdings	(14,430)	—
Proceeds from noncontrolling interest	250	—
Net change in bank overdrafts	—	2,883
Other financing activities	(1,230)	(329)
Net cash (used in) provided by financing activities	(3,963)	20,428
Change in cash and cash equivalents	(13,716)	22,300
Cash and cash equivalents, beginning of period	204,712	57,832

Cash and cash equivalents, end of period	$190,996	$80,132

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, unaudited)

	Quarter ended March 31,
	2014	2013
Revenue, net of contractual discounts	$1,858,494	$1,605,248
Provision for uncompensated care	(844,283)	(716,924)
Net revenue	1,014,211	888,324
Compensation and benefits	743,661	641,789
Operating expenses	114,635	100,383
Insurance expense	30,981	25,833
Selling, general and administrative expenses	19,375	21,998
Depreciation and amortization expense	36,432	34,755
Restructuring charges	809	637
Income from operations	68,318	62,929
Interest income from restricted assets	86	366
Interest expense	(30,049)	(40,290)
Realized gains on investments	606	13
Other income (expense), net	334	(12,721)
Loss on early debt extinguishment	—	(122)
Income before income taxes and equity in earnings of unconsolidated subsidiary	39,295	10,175
Income tax expense	(17,055)	(7,134)
Income before equity in earnings of unconsolidated subsidiary	22,240	3,041
Equity in earnings of unconsolidated subsidiary	47	75
Net income	22,287	3,116
Less: Net loss attributable to noncontrolling interest	3,300	—
Net income attributable to Envision Healthcare Corporation	$25,587	$3,116

Comprehensive income:
Net income	$22,287	$3,116
Other comprehensive loss, net of tax:
Unrealized holding losses during the period	(337)	(436)
Unrealized gains (losses) on derivative financial instruments	51	(298)
Total other comprehensive loss, net of tax	(286)	(734)
Comprehensive income	22,001	2,382
Less: Comprehensive loss attributable to noncontrolling interest	3,300	—
Comprehensive income attributable to Envision Healthcare Corporation	$25,301	$2,382

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,274	$122,990
Insurance collateral	19,442	29,619
Trade and other accounts receivable, net	840,940	801,146
Parts and supplies inventory	23,736	23,376
Prepaids and other current assets	28,956	23,925
Total current assets	1,022,348	1,001,056
Non-current assets:
Property, plant and equipment, net	190,935	194,715
Intangible assets, net	516,530	513,698
Insurance collateral	1,127	12,716
Goodwill	2,444,156	2,435,670
Other long-term assets	60,007	60,935
Total assets	$4,235,103	$4,218,790
Liabilities and Equity
Current liabilities:
Accounts payable	$51,185	$52,472
Accrued liabilities	379,879	357,979
Current deferred tax liabilities	55,951	55,799
Current portion of long-term debt	12,011	12,318
Total current liabilities	499,026	478,568
Long-term debt	1,892,272	1,895,381
Long-term deferred tax liabilities	151,353	151,258
Insurance reserves	151,792	175,427
Other long-term liabilities	16,721	16,997
Total liabilities	2,711,164	2,717,631
Commitment and contingencies
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued, and outstanding at March 31, 2014 and December 31, 2013)	—	—
Treasury stock at cost	(1,347)	(1,347)
Additional paid-in capital	1,404,737	1,404,208
Retained earnings	109,694	84,107
Accumulated other comprehensive loss	(1,125)	(839)
Total Envision Healthcare Corporation equity	1,511,959	1,486,129
Noncontrolling interest	11,980	15,030
Total equity	1,523,939	1,501,159
Total liabilities and equity	$4,235,103	$4,218,790

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Quarter ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$22,287	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,667	38,372
(Gain) loss on disposal of property, plant and equipment	(1,981)	39
Equity-based compensation expense	1,062	1,062
Excess tax benefits from equity-based compensation	(14,790)	(8)
Loss on early debt extinguishment	—	122
Equity in earnings of unconsolidated subsidiary	(47)	(75)
Dividends received	430	556
Deferred income taxes	928	(740)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(35,429)	(41,351)
Parts and supplies inventory	(327)	(50)
Prepaids and other current assets	(5,268)	(2,548)
Accounts payable and accrued liabilities	35,221	12,294
Insurance accruals	(11,533)	(4,218)
Net cash provided by operating activities	30,220	6,571
Cash Flows from Investing Activities
Purchases of marketable investment securities	(2,458)	(159)
Sales and maturities of marketable investment securities	8,160	448
Purchases of property, plant and equipment	(10,714)	(10,493)
Proceeds from sale of property, plant and equipment	2,156	197
Acquisition of businesses, net of cash received	(35,791)	(1,423)
Net change in insurance collateral	1,200	7,362
Other investing activities	(2,526)	(702)
Net cash used in investing activities	(39,973)	(4,770)
Cash Flows from Financing Activities
Issuance of common stock	—	691
Borrowings under the Term Loan	—	150,000
Borrowings under the ABL Facility	—	56,940
Repayments of the Term Loan	(3,343)	(3,343)
Repayments of the ABL Facility	—	(181,940)
Debt issue costs	—	(4,411)
Excess tax benefits from equity-based compensation	14,790	8
Shares repurchased for tax withholdings	(14,430)	—
Proceeds from noncontrolling interest	250	—
Net change in bank overdrafts	—	2,883
Other financing activities	(1,230)	(329)
Net cash (used in) provided by financing activities	(3,963)	20,499
Change in cash and cash equivalents	(13,716)	22,300
Cash and cash equivalents, beginning of period	122,990	57,551
Cash and cash equivalents, end of period	$109,274	$79,851

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

The accompanying interim consolidated financial statements for Holding and Corporation have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, the consolidated financial statements of Holding and Corporation (together the “Company” or “EVHC”) include all normal recurring adjustments necessary for a fair presentation of the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. For further information on Holding’s and Corporation’s significant accounting policies and other information, see Holding’s and Corporation’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2013, which includes all disclosures required by GAAP, included in Holding’s and Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

On July 29, 2013, Holding effected a 9.3 for 1.0 stock split of Holding’s common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

On August 13, 2013, Holding’s registration statement (the “Registration Statement”) for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”) was declared effective.  On February 5, 2014, Holding registered the offering and sale of 31,625,000 shares of Common Stock (including shares sold pursuant to the underwriters’ option to purchase additional shares) by certain stockholders of Holding at a public offering price of $30.50 per share.  See Note 2 for further information on Holding’s public offerings and its equity.

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

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s captive insurance subsidiary that support the Company’s insurance program and reserves.  Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment.  Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

Realized gains and losses are determined based on an average cost basis.

Additionally, insurance collateral is comprised of cash deposits with third parties.  Insurance collateral also includes a receivable from insurers of $1.8 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee for service charges as of December 31, 2013 was equal to approximately 87% and 89% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Gross trade accounts receivable	$4,153,929	$3,841,672
Allowance for contractual discounts	(2,193,183)	(2,002,704)
Allowance for uncompensated care	(1,121,079)	(1,038,833)
Net trade accounts receivable	839,667	800,135
Other receivables, net	1,273	1,011
Net accounts receivable	$840,940	$801,146

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

Insurance Reserves

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

The Company’s most recent actuarial valuation was completed in March 2014. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities of $5.2 million during the three month period ended March 31, 2014 compared to decreases of $1.2 million for three month period ended March 31, 2013, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $151.8 million and $175.4 million as of March 31, 2014 and December 31, 2013, respectively.

Equity Structure and Public Offerings — Holding

On August 13, 2013, Holding’s Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) for an initial public offering of its Common Stock. Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million, and the offering terminated. At the closing, Holding received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to Clayton, Dubilier & Rice, LLC (“CD&R”) in connection with the termination of a consulting agreement with Holding and Corporation (“Consulting Agreement”) which was recorded in the third quarter of 2013 to selling, general and administrative expenses in the statements of operations, see Note 13.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of Corporation’s senior unsecured notes due 2019 and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes which included, among other things, repayment of indebtedness and acquisitions.

On February 5, 2014, Holding registered the offering and sale of 27,500,000 shares of Common Stock by certain stockholders of Holding and an additional 4,125,000 shares of Common Stock, which were sold by investment funds sponsored by, or affiliated with, CD&R (the “CD&R Affiliates”) to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount.  The CD&R Affiliates, certain executive officers and directors of Holding and certain non-executives were the selling stockholders in the offering.  Holding did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters’ option to purchase additional shares.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of March 31, 2014 and December 31, 2013. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the three months ended March 31, 2014 and 2013, the Company derived approximately 27% and 28%, respectively, of its revenue from Medicare and Medicaid, 70% and 68%, respectively, from insurance providers and contracted payors, and 3% and 4%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on quoted market prices (Level 1).  The estimated fair value of the senior notes as of March 31, 2014 was approximately $650.7 million with a carrying value of $607.8 million. The Company’s captive insurance subsidiary holds $9.8 million of the senior notes as of March 31, 2014 which has been excluded from the carrying value stated above.

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$7,016	$515	$—	$7,531
Fuel hedge	—	401	—	401
Liabilities:
Contingent consideration	—	—	1,734	1,734
Interest rate swap	—	2,735	—	2,735

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$12,710	$517	$—	$13,227
Fuel hedge	—	672	—	672
Liabilities:
Contingent consideration	—	—	7,734	7,734
Interest rate swap	—	3,135	—	3,135

The contingent consideration balance classified as a Level 3 liability has decreased by $6.0 million since December 31, 2013 primarily due to payments made.

During the three months ended March 31, 2014 and 2013, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

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

Net revenue for the three month periods ended March 31, 2014 and 2013 consisted of the following (in thousands):

	Quarter ended March 31,
	2014	2013
Fee-for-service revenue, net of contractuals:
Medicare	$250,312	$233,874
Medicaid	55,817	51,214
Commercial insurance and managed care	645,183	560,191
Self-pay	724,507	629,256
Sub-total	1,675,819	1,474,535
Subsidies and fees	182,675	130,713
Revenue, net of contractuals	1,858,494	1,605,248
Provision for uncompensated care	(844,283)	(716,924)
Net revenue	$1,014,211	$888,324

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $1.1 million for the three months ended March 31, 2014 and decreased the contractual discount and uncompensated provisions (increased net revenue) by approximately $2.1 million for the three months ended March 31, 2013.

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

3.              Basic and Diluted Net Income (Loss) Per Share

Holding presents both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to Envision Healthcare Holdings, Inc.” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of Holding’s common stock.  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except share and per share amounts).

	Quarter ended March 31,
	2014	2013
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$24,825	$(3,847)

Weighted-average common shares outstanding — common stock:
Basic	180,782,025	130,696,421
Dilutive impact of stock awards outstanding	8,609,587	—
Diluted	189,391,612	130,696,421

Earnings per share — common stock:
Basic net income (loss) per share attributable to Envision Healthcare Holdings, Inc.	$0.14	$(0.03)
Diluted net income (loss) per share attributable to Envision Healthcare Holdings, Inc.	$0.13	$(0.03)

Holding had a net loss for the three months ended March 31, 2013, therefore, the effect of stock awards to purchase common stock of 3,930,872 is excluded from the computations of diluted loss per share since the effect is anti-dilutive.  As of March 31, 2014 and 2013, there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4.              Acquisitions

2014 Acquisitions

The Company completed the acquisitions of Life Line Ambulance Service, Inc., an emergency medical transportation service provider with operations in Arizona, on February 6, 2014 and MedStat EMS, Inc., an emergency and non-emergency medical ground transportation service provider with operations in Mississippi, on March 7, 2014 for total aggregate purchase consideration of approximately $36.2 million paid in cash.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.  The total purchase price for these acquisitions was allocated to goodwill of $15.9 million, $9.9 million of which is tax deductible goodwill, other acquired intangible assets of $15.0 million, and net current assets of $5.3 million, which are subject to adjustment based upon the completion of purchase price allocations.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.  During the first quarter of 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $7.4 million.  The total purchase price for these acquisitions was allocated to goodwill of $18.8 million, all of which is tax deductible goodwill, other acquired intangible assets of $16.9 million, and net current liabilities of $1.5 million, which are subject to adjustment based upon the completion of purchase price allocations.

5.              Insurance Collateral

Insurance collateral consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Available-for-sale securities:
U.S. Treasuries	$2,113	$2,100
Corporate bonds / Fixed income	3,346	6,372
Corporate equity	2,072	4,755
Total available-for-sale securities	7,531	13,227
Insurance receivable	1,796	1,300
Cash deposits and other	11,242	27,808
Total insurance collateral	$20,569	$42,335

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$2,077	$37	$(1)	$2,113
Corporate bonds / Fixed income	3,316	31	(1)	3,346
Corporate equity	2,095	15	(38)	2,072
Total available-for-sale securities	$7,488	$83	$(40)	$7,531

	December 31, 2013
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$2,063	$37	$—	$2,100
Corporate bonds / Fixed income	6,385	26	(39)	6,372
Corporate equity	4,399	500	(144)	4,755
Total available-for-sale securities	$12,847	$563	$(183)	$13,227

As of March 31, 2014, available-for-sale securities included U.S. Treasuries and corporate bonds / fixed income securities of $0.9 million with contractual maturities within one year, $3.3 million with contractual maturities extending longer than one year through five years and $1.3 million with contractual maturities extending longer than five years through and including ten years.  Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries:
Less than 12 months	$133	$(1)	$132	$(1)
12 months or more	—	—	—	—
Corporate bonds / Fixed income:
Less than 12 months	853	(1)	2,768	(18)
12 months or more	—	—	2,178	(20)
Corporate equity:
Less than 12 months	1,104	(38)	—	—
12 months or more	—	—	2,553	(144)
Total	$2,090	$(40)	$7,631	$(183)

The Company realized net gains of $0.6 million and $13 thousand on the sale and maturities of available-for-sale securities for the three months ended March 31, 2014 and 2013, respectively.

6.              Accrued Liabilities

Accrued liabilities were as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Accrued wages and benefits	$173,823	$161,398
Accrued paid time-off	29,367	25,713
Current portion of self-insurance reserves	71,499	73,738
Accrued restructuring	4,972	5,682
Current portion of compliance and legal	3,558	2,000
Accrued billing and collection fees	2,929	2,954
Accrued incentive compensation	23,083	19,570
Accrued interest	17,921	6,898
Accrued income taxes	7,982	7,043
Other	44,745	52,983
Total accrued liabilities — Corporation	$379,879	$357,979
Accrued income taxes — adjustment for Holding	(8,309)	(7,043)
Total accrued liabilities — Holding	$371,570	$350,936

7.              Long-Term Debt

Senior Unsecured Notes due 2019

On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 (“2019 Notes”). During the second quarter of 2012, Corporation’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds $9.8 million of the 2019 Notes subsequent to the partial redemption of the 2019 Notes on December 30, 2013.

On December 30, 2013, Corporation redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the fourth quarter of 2013, Corporation recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes.

The 2019 Notes have a fixed interest rate of 8.125%, payable semi-annually with the principal due at maturity in 2019. The 2019 Notes are general unsecured obligations of Corporation and are guaranteed by each of Corporation’s domestic subsidiaries, except for any of Corporation’s subsidiaries subject to regulation as an insurance company, including Corporation’s captive insurance subsidiary.

The Company may redeem the 2019 Notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. The Company may redeem the 2019 Notes, in whole or in part, at any time (i) on and after June 1, 2014 and prior to June 1, 2015, at a price equal to 106.094% of the principal amount of the 2019 Notes, (ii) on or after June 1, 2015 and prior to June 1, 2016, at a price equal to 104.063% of the principal amount of the 2019 Notes, (iii) on or after June 1, 2016 and prior to June 1, 2017, at a price equal to 102.031% of the principal amount of the 2019 Notes, and (iv) on or after June 1, 2017, at a price equal to 100.000% of the principal amount of the 2019 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the proceeds of certain equity offerings at a redemption price of 108.125%, plus accrued and unpaid interest, which it exercised on December 30, 2013 by redeeming $332.5 million in principal amount.

The indenture governing the 2019 Notes contains covenants that, among other things, limit Corporation’s ability and the ability of its restricted subsidiaries to: incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Corporation or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, Corporation is required to make an offer to repurchase all of the 2019 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Corporation sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2019 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Senior Secured Credit Facilities

On May 25, 2011, Corporation entered into $1.8 billion of senior secured credit facilities (“Senior Secured Credit Facilities”) that consisted of a $1.44 billion senior secured term loan facility due 2018 (the “Term Loan Facility”) and a $350 million asset-backed revolving credit facility due 2016 (the “ABL Facility”). The Senior Secured Credit Facilities are secured by substantially all of the assets of corporation.

Term Loan Facility

Prior to February 7, 2013, loans under the Term Loan Facility bore interest at Corporation’s election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Amendment, Corporation incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00). Corporation recorded a loss on early debt extinguishment of $0.1 million related to unamortized debt issuance costs as a result of this modification.

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

ABL Facility

Prior to February 27, 2013, loans under the ABL Facility bore interest at Corporation’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“ABL LIBOR”), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the “ABL Credit Agreement”), under which Corporation increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

As of March 31, 2014, letters of credit outstanding which impact the available credit under the ABL Facility were $132.5 million and the maximum available under the ABL Facility was $317.5 million.

The credit agreement governing the ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

In the first quarter of 2013, Corporation recorded $5.0 million of debt issuance expense related to the Term Loan Amendment and ABL Amendment.

Senior PIK Toggle Notes

On October 1, 2012, Holding issued $450 million of Senior PIK Toggle Notes due 2017 (the “PIK Notes”) and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in Holding. Cash interest accrues on these notes at a rate of 9.25% payable semi-annually on April 1 and October 1 commencing on April 1, 2013. PIK interest accrues on these notes at a rate of 10.0%. The Holding PIK Notes are Holding’s senior unsecured indebtedness and are not guaranteed by any of its subsidiaries.

On August 30, 2013, Holding redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the third quarter of 2013, Holding recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

Long-term debt and capital leases consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Senior unsecured notes due 2019	$607,750	$607,750
Senior secured term loan due 2018 (4.00% at March 31, 2014 and December 31, 2013)	1,299,603	1,302,945
Discount on senior secured term loan	(3,951)	(4,217)
ABL Facility	—	—
Notes due at various dates from 2014 to 2022 with interest rates from 6% to 10%	511	852
Capital lease obligations due at various dates from 2014 to 2018	370	369
Total	1,904,283	1,907,699
Less current portion	(12,011)	(12,318)
Total long-term debt	$1,892,272	$1,895,381

8.             Derivative Instruments and Hedging Activities

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

At March 31, 2014, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.82 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.9 million gallons, which represents approximately 25.2% of the Company’s total estimated usage during the periods hedged, through December 2014.  The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.4 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively.  Over the next 12 months, the Company expects to reclassify $0.4 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature.  Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $2.7 million and $3.1 million as of March 31, 2014 and December 31, 2013, respectively. Over the next 12 months, the Company expects to reclassify $2.1 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature.  Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

9.              Changes in Accumulated Other Comprehensive Income by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income by component as of March 31, 2014 and December 31, 2013. All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of January 1, 2013	$1,057	$(2,861)	$1,591	(213)
Other comprehensive income before reclassifications	(396)	(336)	(598)	(1,330)
Amounts reclassified from accumulated other comprehensive income	(241)	1,239	(294)	704
Net current-period other comprehensive income	(637)	903	(892)	(626)
Balance as of December 31, 2013	$420	$(1,958)	$699	$(839)
Other comprehensive income before reclassifications	(86)	(59)	41	(104)
Amounts reclassified from accumulated other comprehensive income	(113)	309	(378)	(182)
Net current-period other comprehensive income	(199)	250	(337)	(286)
Balance as of March 31, 2014	$221	$(1,708)	$362	$(1,125)

The following table shows the line item on the Consolidated Statements of Operations affected by reclassifications out of accumulated other comprehensive income.

	Amount reclassified from AOCI
	Quarter ended March 31,
Details about AOCI components	2014	2013	Statements of Operations
Gains and losses on cash flow hedges
Fuel hedge	$181	180	Operating expenses
Interest rate swap	(496)	(491)	Interest expense
	(315)	(311)	Total before tax
	119	117	Tax benefit (expense)
	$(196)	$(194)	Net of tax

Unrealized holding gains on available-for-sale securities	$606	13	Realized gains (losses) on investments
	606	13	Total before tax
	(228)	(5)	Tax expense
	$378	$8	Net of tax

10.       Restructuring Charges

The Company recorded a restructuring charge of $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions. Payments currently under this plan are expected to be complete by March 2015.

	AMR		EmCare	Corporation
	Lease & Other Contract Termination Costs	Severance	Severance	Severance	Total
	(in thousands)
Balance as of January 1, 2013	$8,122	$3,015	$773	$408	$12,318
Incurred	1,876	2,890	913	20	5,699
Paid	(6,989)	(3,765)	(1,204)	(377)	(12,335)
Balance as of December 31, 2013	$3,009	$2,140	$482	$51	$5,682
Incurred	738	(26)	97	—	809
Paid	(582)	(657)	(234)	(46)	(1,519)
Balance as of March 31, 2014	$3,165	$1,457	$345	$5	$4,972

11.       Equity Based Compensation

Upon completion of Holding’s initial public offering, the previous stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of March 31, 2014, a total of 16,607,028 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of March 31, 2014, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of Holding’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards vest ratably over five years. Performance based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.1 million was recorded for shares vested for each of the three months ended March 31, 2014 and 2013.

12.       Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.  Rental expense incurred under these leases was $11.3 million and $11.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (i) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (ii) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (iii) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

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

Letters of Credit

As of March 31, 2014 and December 31, 2013, the Company had $132.5 million in outstanding letters of credit.

Other Legal Matters

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. Plaintiffs allege principally that the AMR entities failed to pay overtime wages pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, penalties, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws. At the present time, the courts have not certified classes in any of these cases. In a hearing on February 25, 2014 in the Banta and Aguilar/Karapetian cases, the court indicated that it intends to certify classes on some issues, and deny certification on some issues, but is has not signed an order to such effect. The Company is unable at this time to estimate the amount of potential damages, if any in any of these actions.

Merion Capital, L.P. (“Merion”), a former stockholder of Corporation, filed an action in the Delaware Court of Chancery on June 20, 2011 seeking to exercise its right to appraisal of its holdings in Corporation prior to the merger of Corporation with a wholly-owned subsidiary of Holding (the “Merger”) on May 25, 2011. During the first quarter of 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). The Company has been cooperating with the government during its investigation and, as such, continues to gather responsive documents. During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA have been unsealed;

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

On February 5, 2013, Air Ambulance Specialists, Inc. received a subpoena from the Federal Aviation Administration seeking certain information from the Company relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company responded to the subpoena in February 2013. The Federal Aviation Administration has made no further inquiries of the Company and the Company believes this matter is closed.

On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare’s relationship with Community Health Services, Inc. (“CHS”). The Company is cooperating with the government during its investigation, has provided responsive documents, and is engaged in a meaningful dialogue with the relevant government representatives regarding additional requests. At this time, the Company is unable to determine the potential impact, if any, that will result from these investigations.

In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company is cooperating with the Department during its investigation and, as such, is in the process of gathering responsive documents, formulating a response to the subpoena, and is seeking to engage in a meaningful dialogue with the relevant New Hampshire Department of Insurance and Attorney General’s Office representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

13.       Related Party Transactions

CD&R Affiliates

Stockholders Agreement

In connection with Holding’s initial public offering, Holding entered into a stockholders agreement (“Stockholders Agreement”) with CD&R Affiliates.  Under the Stockholders Agreement, CD&R Affiliates were granted the right to designate for nomination for election a number of CD&R-designated directors equal to: (i) at least a majority of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 50% of the outstanding shares of Common Stock, (ii) at least 40% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, (iii) at least 30% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 30% but less than 40% of the outstanding shares of Common Stock, (iv) at least 20% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, and (v) at least 5% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of Common Stock.  Additionally, a CD&R-designated director will serve as the Chairman of the board of directors as long as the CD&R Affiliates own at least 30% of the outstanding shares of Common Stock.

Consulting Agreement

Holding and Corporation were party to the Consulting Agreement with CD&R dated May 25, 2011, pursuant to which CD&R provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million.  The Company expensed $1.3 million for the three months ended March 31, 2013 in respect of this fee.

During the third quarter of 2013, the Company made a $20.0 million payment to CD&R with proceeds received from the initial public offering of Common Stock of Holding to terminate the Consulting Agreement.

Registration Rights Agreement

In connection with the closing of the Merger, Holding entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates which grants the CD&R Affiliates specified demand and piggyback registration rights with respect to Holding’s Common Stock.  Under the Registration Rights Agreement, if Holding registers Common Stock under the Securities Act, holders of the Common Stock, including CD&R Affiliates, have the right to require Holding’s to use reasonable best efforts to include in Holding’s registration statement shares of Common Stock held by them, subject to certain limitations and at the expense of Holding.

Indemnification Agreements

In connection with the closing of the Merger, Holding and Corporation entered into separate indemnification agreements with CD&R and CD&R Affiliates (the “CD&R Entities”).  Under the indemnification agreement with the CD&R Entities, Holding and Corporation, subject to certain limitations, jointly and severally agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Consulting Agreement and certain other claims and liabilities.

Other

On November 25, 2008, the Company entered into a corporate account agreement with The Hertz Corporation pursuant to which it agreed to spend a minimum total amount of $460,000 per year for the rental of cars from Hertz and its subsidiaries and licensees.  For each of the three months ended March 31, 2014 and 2013, we spent less than $1.0 million under this contract.  The agreement had an initial one-year term, and renews automatically until terminated by either party.  Investment funds associated with CD&R had been affiliated with Hertz Global Holdings.

Transactions between Holding and Corporation

On April 1, 2013, Corporation declared and paid a dividend to Holding in the amount of $20.8 million. These funds were used by Holding to pay interest due on Holding’s PIK Notes.

During the third and fourth quarters of 2013, Holding made a $489.3 million contribution to Corporation with proceeds received from the initial public offering of Common Stock of Holding to pay off debt and for other general corporate purposes.

Other Transactions

In connection with the closing of the Merger, Holding and Corporation entered into separate indemnification agreements with each of Richard J. Schnall, Ronald A. Williams, William A. Sanger, and Kenneth A. Giuriceo as the directors of Holding and Corporation.  Under the indemnification agreements with the directors of Holding and Corporation, Holding and Corporation, subject to certain limitations, jointly and severally agreed to indemnify the directors against certain liabilities arising out of service as a director.

The executive employment agreements include indemnification provisions whereby the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

In connection with Holding’s initial public offering, the Company entered into new indemnification agreements with each of its directors.  On November 11, 2013, the Company entered into an indemnification agreement with Mark V. Mactas.  Under these agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

14.       Variable Interest Entities

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of March 31, 2014 and December 31, 2013, which are included in the Company’s consolidated financial statements (in thousands).

	March 31,	December 31,
	2014	2013
Current assets	$116,200	$88,479
Current liabilities	28,148	22,005

15.       Segment Information

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

Net income (loss) before equity in earnings of unconsolidated subsidiary, income taxes, loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

The Company’s operating segment results were as follows (in thousands):

	Quarter ended March 31,
	2014	2013

Facility-Based Physician Services
Net revenue	$644,566	$554,936
Income from operations	51,235	47,892
Segment Adjusted EBITDA	71,374	66,160
Medical Transportation Services
Net revenue	$369,645	$333,388
Income from operations	17,083	15,037
Segment Adjusted EBITDA	38,633	34,839
Segment Totals
Net revenue	$1,014,211	$888,324
Income from operations	68,318	62,929
Segment Adjusted EBITDA	110,007	100,999

A reconciliation of Segment Adjusted EBITDA to net income (loss) is as follows (in thousands):

	Quarter ended March 31,
	2014	2013
Adjusted EBITDA—Holding	$110,007	$100,932
Other operating income	—	67
Segment Adjusted EBITDA / Adjusted EBITDA—Corporation	110,007	100,999
Depreciation and amortization expense	(36,432)	(34,755)
Restructuring charges	(809)	(637)
Interest income from restricted assets	(86)	(366)
Equity-based compensation expense	(1,062)	(1,062)
Related party management fees	—	(1,250)
Net loss attributable to noncontrolling interest	(3,300)	—
Income from operations	68,318	62,929
Interest income from restricted assets	86	366
Interest expense	(30,049)	(40,290)
Realized gains on investments	606	13
Other income (expense), net	334	(12,721)
Loss on early debt extinguishment	—	(122)
Income tax expense	(17,055)	(7,134)
Equity in earnings of unconsolidated subsidiary	47	75
Net income—Corporation	$22,287	$3,116
Adjustments for Holding:
Other operating income	—	(67)
Interest expense	—	(11,462)
Other expense, net	(1,142)	—
Income tax benefit	380	4,566
Net income (loss)—Holding	$21,525	$(3,847)

A reconciliation of Segment Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended March 31,
	2014	2013
Adjusted EBITDA—Holding	$110,007	$100,932
Other operating income	—	67
Segment Adjusted EBITDA / Adjusted EBITDA—Corporation	110,007	100,999
Related party management fees	—	(1,250)
Restructuring charges	(809)	(637)
Interest expense (less deferred loan fee amortization)	(26,812)	(36,636)
Change in accounts receivable	(35,429)	(41,351)
Change in other operating assets/liabilities	18,093	5,478
Excess tax benefits from equity-based compensation	(14,790)	(8)
Other income (expense), net	334	(12,721)
Income tax expense, net of change in deferred taxes	(16,127)	(7,874)
Net loss attributable to noncontrolling interest	(3,300)	—
Other	(947)	571
Cash flows provided by operating activities—Corporation	$30,220	$6,571
Adjustments for Holding:
Other operating income	—	(67)
Interest expense (less deferred loan fee amortization)	—	(10,406)
Change in accounts receivable	—	139
Change in other operating assets/liabilities	762	5,839
Other (expense) income, net	(1,142)	—
Income tax benefit, net of change in deferred taxes	380	4,566
Cash flows provided by operating activities—Holding	$30,220	$6,642

16.       Guarantors of Debt

Corporation is the issuer of the 2019 Notes and the borrower under the Senior Secured Credit Facilities. The 2019 Notes and the Senior Secured Credit Facilities are guaranteed by each of Corporation’s domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including Corporation’s captive insurance subsidiary. All of the operating income and cash flow of Corporation is generated by EmCare, AMR and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the 2019 Notes and the Senior Secured Credit Facilities are provided by the distributions or advances from the subsidiary companies, EmCare and AMR. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate Corporation and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of Corporation and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of Corporation or the subsidiary guarantors.

Corporation’s payment obligations under the 2019 Notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by Corporation, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of Corporation, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the 2019 Notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of Corporation’s obligations under the indenture governing the 2019 Notes or (vi) the payment in full of the principal amount of the 2019 Notes.

The condensed consolidating financial statements for Corporation, the guarantors and the non-guarantors were as follows (in thousands):

Consolidating Statements of Operations

	Quarter ended March 31, 2014
	Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations / Adjustments	Total
Net revenue	$—	$1,013,733	$18,994	$(18,516)	$1,014,211
Compensation and benefits	—	743,493	168	—	743,661
Operating expenses	—	114,628	7	—	114,635
Insurance expense	—	30,962	18,535	(18,516)	30,981
Selling, general and administrative expenses	—	19,318	57	—	19,375
Depreciation and amortization expense	—	36,427	5	—	36,432
Restructuring charges	—	809	—	—	809
Income from operations	—	68,096	222	—	68,318
Interest (loss) income from restricted assets	—	(1,267)	1,353	—	86
Interest expense	—	(30,049)	—	—	(30,049)
Realized gains on investments	—	228	378	—	606
Other income (expense), net	—	376	(42)	—	334
Income before taxes and equity in earnings of unconsolidated subsidiary	—	37,384	1,911	—	39,295
Income tax expense	—	(17,051)	(4)	—	(17,055)
Income before equity in earnings of unconsolidated subsidiary	—	20,333	1,907	—	22,240
Equity in earnings of unconsolidated subsidiary	25,587	—	47	(25,587)	47
Net income	25,587	20,333	1,954	(25,587)	22,287
Less: Net loss attributable to noncontrolling interest	—	3,300	—	—	3,300
Net income attributable to Corporation	$25,587	$23,633	$1,954	$(25,587)	$25,587

	Quarter ended March 31, 2013
	Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations / Adjustments	Total
Net revenue	$—	$887,846	$18,399	$(17,921)	$888,324
Compensation and benefits	—	641,625	164	—	641,789
Operating expenses	—	100,377	6	—	100,383
Insurance expense	—	23,909	19,845	(17,921)	25,833
Selling, general and administrative expenses	—	21,994	4	—	21,998
Depreciation and amortization expense	—	34,750	5	—	34,755
Restructuring charges	—	637	—	—	637
Income (loss) from operations	—	64,554	(1,625)	—	62,929
Interest (loss) income from restricted assets	—	(1,492)	1,858	—	366
Interest expense	—	(40,290)	—	—	(40,290)
Realized (losses) gains on investments	—	(45)	58	—	13
Other expense, net	—	(12,701)	(20)	—	(12,721)
Loss on early debt extinguishment	—	(122)	—	—	(122)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	9,904	271	—	10,175
Income tax expense	—	(7,130)	(4)	—	(7,134)
Income before equity in earnings of unconsolidated subsidiary	—	2,774	267	—	3,041
Equity in earnings of unconsolidated subsidiary	3,116	—	75	(3,116)	75
Net income	3,116	2,774	342	(3,116)	3,116
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Corporation	$3,116	$2,774	$342	$(3,116)	$3,116

Consolidating Balance Sheet

As of March 31, 2014

		Subsidiary	Subsidiary	Eliminations /
	Corporation	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$52,298	$66,726	$(9,750)	$109,274
Insurance collateral	—	4,245	33,161	(17,964)	19,442
Trade and other accounts receivable, net	—	838,796	7,483	(5,339)	840,940
Parts and supplies inventory	—	23,729	7	—	23,736
Prepaids and other current assets	—	28,008	948	—	28,956
Current deferred tax assets	—	—	3,277	(3,277)	—
Total current assets	—	947,076	111,602	(36,330)	1,022,348
Property, plant, and equipment, net	—	190,935	—	—	190,935
Intercompany receivable	1,925,392	—	58,490	(1,983,882)	—
Intangible assets, net	—	516,530	—	—	516,530
Long-term deferred tax assets	—	—	1,995	(1,995)	—
Insurance collateral	—	93,640	1,127	(93,640)	1,127
Goodwill	—	2,447,012	—	(2,856)	2,444,156
Other long-term assets	48,833	—	1,461	9,713	60,007
Investment and advances in subsidiaries	1,477,581	3,553	—	(1,481,134)	—
Total assets	$3,451,806	$4,198,746	$174,675	$(3,590,124)	$4,235,103
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$51,102	$83	$—	$51,185
Accrued liabilities	26,961	316,635	39,528	(3,245)	379,879
Current deferred tax liabilities	—	59,228	—	(3,277)	55,951
Current portion of long-term debt	11,871	140	—	—	12,011
Total current liabilities	38,832	427,105	39,611	(6,522)	499,026
Long-term debt	1,901,015	1,007	—	(9,750)	1,892,272
Long-term deferred tax liabilities	—	155,343	—	(3,990)	151,353
Insurance reserves	—	125,127	131,511	(104,846)	151,792
Other long-term liabilities	—	16,721	—	—	16,721
Intercompany payable	—	1,983,882	—	(1,983,882)	—
Total liabilities	1,939,847	2,709,185	171,122	(2,108,990)	2,711,164
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(1,347)	—	—	—	(1,347)
Additional paid-in capital	1,404,737	1,372,563	—	(1,372,563)	1,404,737
Retained earnings	109,694	106,374	3,292	(109,666)	109,694
Accumulated other comprehensive loss	(1,125)	(1,356)	231	1,125	(1,125)
Total Corporation equity	1,511,959	1,477,581	3,553	(1,481,134)	1,511,959
Noncontrolling interest	—	11,980	—	—	11,980
Total equity	1,511,959	1,489,561	3,553	(1,481,134)	1,523,939
Total liabilities and equity	$3,451,806	$4,198,746	$174,675	$(3,590,124)	$4,235,103

Consolidating Balance Sheet

As of December 31, 2013

	Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$65,516	$67,224	$(9,750)	$122,990
Insurance collateral	—	11,960	53,587	(35,928)	29,619
Trade and other accounts receivable, net	—	799,021	3,561	(1,436)	801,146
Parts and supplies inventory	—	23,367	9	—	23,376
Prepaids and other current assets	—	23,692	233	—	23,925
Current deferred tax assets	—	—	3,515	(3,515)	—
Total current assets	—	923,556	128,129	(50,629)	1,001,056
Property, plant, and equipment, net	—	194,715	—	—	194,715
Intercompany receivable	1,914,158	—	2,370	(1,916,528)	—
Intangible assets, net	—	513,698	—	—	513,698
Long-term deferred tax assets	—	—	3,125	(3,125)	—
Insurance collateral	—	82,766	12,716	(82,766)	12,716
Goodwill	—	2,438,526	125	(2,981)	2,435,670
Other long-term assets	51,803	—	1,845	7,287	60,935
Investment and advances in subsidiaries	1,450,081	4,199	4,617	(1,458,897)	—
Total assets	$3,416,042	$4,157,460	$152,927	$(3,507,639)	$4,218,790
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$52,354	$118	$—	$52,472
Accrued liabilities	13,683	352,816	14,940	(23,460)	357,979
Current deferred tax liabilities	—	39,002	—	16,797	55,799
Current portion of long-term debt	11,872	446	—	—	12,318
Total current liabilities	25,555	444,618	15,058	(6,663)	478,568
Long-term debt	1,904,358	773	—	(9,750)	1,895,381
Long-term deferred tax liabilities	—	156,378	—	(5,120)	151,258
Insurance reserves	—	157,055	133,670	(115,298)	175,427
Other long-term liabilities	—	16,997	—	—	16,997
Intercompany payable	—	1,916,528	—	(1,916,528)	—
Total liabilities	1,929,913	2,692,349	148,728	(2,053,359)	2,717,631
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(1,347)	—	—	—	(1,347)
Additional paid-in capital	1,404,208	1,366,151	—	(1,366,151)	1,404,208
Retained earnings	84,107	85,524	3,414	(88,938)	84,107
Accumulated other comprehensive loss	(839)	(1,594)	755	839	(839)
Total Corporation equity	1,486,129	1,450,081	4,199	(1,454,280)	1,486,129
Noncontrolling interest	—	15,030	—	—	15,030
Total equity	1,486,129	1,465,111	4,199	(1,454,280)	1,501,159
Total liabilities and equity	$3,416,042	$4,157,460	$152,927	$(3,507,639)	$4,218,790

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2014
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$62,815	$(32,595)	$30,220
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	—	(2,458)	(2,458)
Sales and maturities of available-for-sale securities	—	—	8,160	8,160
Purchase of property, plant and equipment	—	(10,714)	—	(10,714)
Proceeds from sale of property, plant and equipment	—	2,156	—	2,156
Acquisition of businesses, net of cash received	—	(35,791)	—	(35,791)
Net change in insurance collateral	—	(12,710)	13,910	1,200
Other investing activities	—	(2,526)	—	(2,526)
Net cash (used in) provided by investing activities	—	(59,585)	19,612	(39,973)
Cash Flows from Financing Activities
Issuance of common stock	—	—	—	—
Borrowings under the Term Loan	—	—	—	—
Borrowings under the ABL Facility	—	—	—	—
Repayments of the Term Loan	(3,343)	—	—	(3,343)
Repayments of the ABL Facility	—	—	—	—
Debt issue costs	—	—	—	—
Excess tax benefits from equity-based compensation	—	14,790	—	14,790
Shares repurchased for tax withholdings	—	(14,430)	—	(14,430)
Proceeds from noncontrolling interest	—	250	—	250
Net change in bank overdrafts	—	—	—	—
Other financing activities	—	(1,230)	—	(1,230)
Net intercompany borrowings (payments)	3,343	(15,828)	12,485	—
Net cash (used in) provided by financing activities	—	(16,448)	12,485	(3,963)
Change in cash and cash equivalents	—	(13,218)	(498)	(13,716)
Cash and cash equivalents, beginning of period	—	65,516	57,474	122,990
Cash and cash equivalents, end of period	$—	$52,298	$56,976	$109,274

	Quarter ended March 31, 2013
	Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$16,531	$(9,960)	$6,571
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	—	(159)	(159)
Sales and maturities of available-for-sale securities	—	—	448	448
Purchase of property, plant and equipment	—	(10,493)	—	(10,493)
Proceeds from sale of property, plant and equipment	—	197	—	197
Acquisition of businesses, net of cash received	—	(1,423)	—	(1,423)
Net change in insurance collateral	—	(3,841)	11,203	7,362
Other investing activities	—	(702)	—	(702)
Net cash (used in) provided by investing activities	—	(16,262)	11,492	(4,770)
Cash Flows from Financing Activities
Issuance of common stock	691	—	—	691
Borrowings under the Term Loan	150,000	—	—	150,000
Borrowings under the ABL Facility	56,940	—	—	56,940
Repayments of the Term Loan	(3,343)	—	—	(3,343)
Repayments of the ABL Facility	(181,940)	—	—	(181,940)
Debt issue costs	(4,411)	—	—	(4,411)
Excess tax benefits from equity-based compensation	—	8	—	8
Shares repurchased for tax withholdings	—	—	—	—
Net change in bank overdrafts	—	2,883	—	2,883
Other financing activities	(329)	—	—	(329)
Net intercompany borrowings (payments)	(17,608)	12,510	5,098	—
Net cash (used in) provided by financing activities	—	15,401	5,098	20,499
Change in cash and cash equivalents	—	15,670	6,630	22,300
Cash and cash equivalents, beginning of period	—	6,925	50,626	57,551
Cash and cash equivalents, end of period	$—	$22,595	$57,256	$79,851

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Form 10-Q and in our other filings with the SEC, including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K.

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems or management continuity planning; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; the significant influence of the CD&R Affiliates over us; and risks related to other factors discussed in this Quarterly Report on Form 10-Q.

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

Healthcare Reform

As currently enacted the Patient Protection and Affordable Care Act (the “PPACA”) changes how health care services are delivered and reimbursed, and increases access to health insurance benefits to the uninsured and underinsured population in the United States. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. It is unclear how many states will decline to implement the Medicaid expansion. While the PPACA will increase the likelihood that more people in the U.S. will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

Company Overview

We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare Holdings, Inc. (“EmCare”) and American Medical Response, Inc. (“AMR”) brands. EmCare is a leading provider of integrated facility- based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community based medical transportation services, including emergency “911”, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three months ended March 31, 2014 and 2013. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. As illustrated below, commercial insurance and managed care has consistently represented our largest payor group based on net revenue, comprising 53% of cash collections in 2014. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 17% of our total patient volume, but only 3% - 4% of our total cash collections. EmCare’s emergency department (“ED”) volume is approximately 19.3% self-pay and AMR’s ambulance volume is approximately 17.6% self-pay. The decrease in self-pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self-pay, including our post-acute care services.

	Percentage of Net Revenue		Percentage of Total Volume
	Quarter ended March 31,		Quarter ended March 31,
	2014	2013	2014	2013
Medicare	21.6%	23.0%	26.1%	26.4%
Medicaid	4.9	5.1	9.9	10.3
Commercial insurance and managed care	52.9	52.9	46.7	46.0
Self-pay	3.4	4.3	17.3	17.3
Fees/other	7.1	5.2	—	—
Subsidies	10.1	9.5	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2014, approximately 72.0% was derived from our hospital contracts for emergency department staffing, 10% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 4% from our post-acute care services, 2% from our radiology/teleradiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 83% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 17% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

•                  Number of contracts.  This reflects the number of contractual relationships we have for outsourced ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.

•                  Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient encounters under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include:

•                  Provider compensation per hour of coverage.  Provider compensation per hour of coverage includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full- time, part-time and independently contracted providers. Analyzing provider compensation per hour of coverage enables us to monitor our most significant cost in performing services under our contracts.

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

AMR

Approximately 83% of AMR’s net revenue for the three months ended March 31, 2014 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s measures for transport net revenue include:

•                  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non- emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs. In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

•                  Operating costs per transport.  Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs, but excluding compensation- related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

In February 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued the Medicare Ambulance Fee Schedule Final Rule (“Ambulance Fee Schedule”) that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 (“BBA”) to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions in payment rates for the three months ended March 31, 2014 which has been extended until April 1, 2015.

Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

Medicare law requires CMS to adjust the Physician Fee Schedule payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (the “SGR”) that was adopted in the BBA. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013.  Legislative action by Congress in December 2013 resulted in a delay of the Physician Fee Schedule SGR cuts until April 1, 2014.  In the first quarter of 2014, Congress passed a bill to avoid reductions in Medicare payments to physicians due to the Physician Fee Schedule SGR until April 1, 2015.

This same bill extended the ambulance fee schedule add-on payments until April 1, 2015 as well.

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the “Budget Control Act”) was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the “Joint Committee”) was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 trillion to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of Medicare cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts took effect in January 2014 further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113-67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $7.3 million and less than $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a request for proposal (“RFP”), and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.2% and 13.3% of AMR’s operating expenses for the three months ended March 31, 2014 and 2013, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in Holding’s and Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.  As of March 31, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Quarter ended March 31, 2014 Compared to the Quarter ended March 31, 2013

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2014 and 2013 for the Company and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income taxes, loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following tables set forth a reconciliation of Adjusted EBITDA to net income (loss) and cash flows provided by operating activities:

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

ENVISION HEALTHCARE HOLDINGS, INC.

	Quarter ended March 31,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,014,211	100%	$888,324	100%
Compensation and benefits	743,661	73.3	641,789	72.2
Operating expenses	114,635	11.3	100,450	11.3
Insurance expense	30,981	3.1	25,833	2.9
Selling, general and administrative expenses	19,375	1.9	21,998	2.5
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Interest income from restricted assets	(86)	(0.0)	(366)	(0.0)
Net loss attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Adjusted EBITDA	110,007	10.8	100,932	11.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Depreciation and amortization expense	(36,432)	(3.6)	(34,755)	(3.9)
Restructuring charges	(809)	(0.0)	(637)	(0.1)
Interest expense	(30,049)	(3.0)	(51,752)	(5.8)
Realized gains on investments	606	0.0	13	0.0
Other expense, net	(808)	(0.0)	(12,721)	(1.4)
Loss on early debt extinguishment	—	—	(122)	(0.0)
Income tax expense	(16,675)	(1.7)	(2,568)	(0.3)
Equity in earnings of unconsolidated subsidiary	47	0.0	75	0.0
Net loss attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Net income (loss)	$21,525	2.1%	$(3,847)	(0.4)%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

ENVISION HEALTHCARE CORPORATION

	Quarter ended March 31,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,014,211	100%	$888,324	100%
Compensation and benefits	743,661	73.3	641,789	72.2
Operating expenses	114,635	11.3	100,383	11.3
Insurance expense	30,981	3.1	25,833	2.9
Selling, general and administrative expenses	19,375	1.9	21,998	2.5
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Interest income from restricted assets	(86)	(0.0)	(366)	(0.0)
Net loss attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Adjusted EBITDA	110,007	10.8	100,999	11.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Depreciation and amortization expense	(36,432)	(3.6)	(34,755)	(3.9)
Restructuring charges	(809)	(0.0)	(637)	(0.1)
Interest expense	(30,049)	(3.0)	(40,290)	(4.5)
Realized gains on investments	606	0.0	13	0.0
Other income (expense), net	334	0.0	(12,721)	(1.4)
Loss on early debt extinguishment	—	—	(122)	(0.0)
Income tax expense	(17,055)	(1.7)	(7,134)	(0.8)
Equity in earnings of unconsolidated subsidiary	47	0.0	75	0.0
Net loss attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Net income (loss)	$22,287	2.1%	$3,116	0.4%

Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands, unaudited)

	Quarter ended March 31,
	2014	2013
Adjusted EBITDA — Holding	$110,007	$100,932
Other operating income	—	67
Segment Adjusted EBITDA / Adjusted EBITDA — Corporation	110,007	100,999
Related party management fees	—	(1,250)
Restructuring charges	(809)	(637)
Interest expense (less deferred loan fee amortization)	(26,812)	(36,636)
Change in accounts receivable	(35,429)	(41,351)
Change in other operating assets/liabilities	18,093	5,478
Excess tax benefits from equity-based compensation	(14,790)	(8)
Other income (expense), net	334	(12,721)
Income tax expense, net of change in deferred taxes	(16,127)	(7,874)
Net loss attributable to noncontrolling interest	(3,300)	—
Other	(947)	571
Cash flows provided by operating activities — Corporation	$30,220	$6,571
Adjustments for Holding:
Other operating income	—	(67)
Interest expense (less deferred loan fee amortization)	—	(10,406)
Change in accounts receivable	—	139
Change in other operating assets/liabilities	762	5,839
Other (expense) income, net	(1,142)	—
Income tax benefit, net of change in deferred taxes	380	4,566
Cash flows provided by operating activities — Holding	$30,220	$6,642

Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

EmCare

	Quarter ended March 31,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$644,566	100%	$554,936	100.0%
Compensation and benefits	525,085	81.4	439,384	79.2
Operating expenses	23,636	3.7	22,983	4.1
Insurance expense	16,967	2.6	16,920	3.0
Selling, general and administrative expenses	11,257	1.7	10,738	1.9
Interest expense (income) from restricted assets	25	0.0	(255)	(0.0)
Equity-based compensation expense	(478)	(0.0)	(457)	(0.1)
Related party management fees	—	—	(537)	(0.1)
Net loss attributable to noncontrolling interest	(3,300)	(0.5)	—	—
Adjusted EBITDA	71,374	11.1	66,160	11.9%
Depreciation and amortization expenses	(16,281)	(2.5)	(16,771)	(3.0)
Restructuring charges	(105)	(0.0)	(248)	(0.0)
Interest expense (income) from restricted assets	25	0.0	(255)	(0.0)
Equity-based compensation expense	(478)	(0.1)	(457)	(0.1)
Related party management fees	—	—	(537)	(0.1)
Net loss attributable to noncontrolling interest	(3,300)	(0.5)	—	—
Income from operations	$51,235	8.0%	$47,892	8.6%

Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

AMR

	Quarter ended March 31,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$369,645	100%	$333,388	100.0%
Compensation and benefits	218,576	59.1	202,405	60.7
Operating expenses	90,999	24.6	77,400	23.2
Insurance expense	14,014	3.8	8,913	2.7
Selling, general and administrative expenses	8,118	2.2	11,260	3.4
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(584)	(0.2)	(605)	(0.2)
Related party management fees	—	—	(713)	(0.2)
Adjusted EBITDA	38,633	10.5	34,839	10.4
Depreciation and amortization expenses	(20,151)	(5.5)	(17,984)	(5.4)
Restructuring charges	(704)	(0.2)	(389)	(0.1)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(584)	(0.2)	(605)	(0.2)
Related party management fees	—	—	(713)	(0.2)
Income from operations	$17,083	4.6%	$15,037	4.5%

Quarter ended March 31, 2014 compared to the quarter ended March 31, 2013

Consolidated — Holding

Our results for the three months ended March 31, 2014 reflect an increase in net revenue of $125.9 million and an increase in net income of $25.4 million compared to the three months ended March 31, 2013. The increase in net income is attributable primarily to the decrease in interest expense from the redemption of the 2019 Notes in December of 2013, the redemption of the PIK Notes in August of 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February of 2013 and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013.

Net revenue. For the three months ended March 31, 2014, we generated net revenue of $1,014.2 million compared to $888.3 million for the three months ended March 31, 2013, representing an increase of 14.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA.  For the three months ended March 31, 2014, Adjusted EBTIDA was $110.0 million, or 10.8% of net revenue, compared to $100.9 million, or 11.4% of net revenue for the three months ended March 31, 2013.

Restructuring charges.  For the three months ended March 31, 2014, restructuring charges were $0.8 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $0.6 million for the three months ended March 31, 2013.

Interest expense.  For the three months ended March 31, 2014, interest expense was $30.0 million compared to $51.8 million for the three months ended March 31, 2013.  The decrease was due to the redemption of the 2019 Notes on December 30, 2013, the redemption of the PIK Notes on August 30, 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February 2013.

Other expense, net.  For the three months ended March 31, 2014, other expense, net was $0.8 million of expense compared to $12.7 million of expense for the three months ended March 31, 2013.  We recorded $8.4 million of expense during the three months ended March 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the merger of Corporation with a wholly-owned subsidiary of Holding (the “Merger”) on May 25, 2011.

Income tax expense. For the three months ended March 31, 2014, income tax expense was $16.7 million compared to $2.6 million for the three months ended March 31, 2013.  Our effective tax rate was 43.7% and (189.7)% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate for the three months ended March 31, 2013 was impacted by the settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger, which was not deductible for tax purposes.

Consolidated — Corporation

Our results for the three months ended March 31, 2014 reflect an increase in net revenue of $125.9 million and an increase in net income of $19.2 million compared to the three months ended March 31, 2013.  The increase in net income is attributable primarily to the decrease in interest expense from the redemption of the 2019 Notes in December of 2013 and the re-pricing of the Term Loan Facility and ABL Facility in February of 2013 and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013.

Net revenue. For the three months ended March 31, 2014, we generated net revenue of $1,014.2 million compared to $888.3 million for the three months ended March 31, 2013, representing an increase of 14.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA.  For the three months ended March 31, 2014, Adjusted EBTIDA was $110.0 million, or 10.8% of net revenue, compared to $101.0 million, or 11.4% of net revenue for the three months ended March 31, 2013.

Restructuring charges.  For the three months ended March 31, 2014, restructuring charges were $0.8 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $0.6 million for the three months ended March 31, 2013.

Interest expense.  For the three months ended March 31, 2014, interest expense was $30.0 million compared to $40.3 million for the three months ended March 31, 2013.  The decrease was due to the redemption of the 2019 Notes on December 30, 2013 and the re-pricing of the Term Loan Facility and ABL Facility in February 2013.

Other income (expense), net.  For the three months ended March 31, 2014, other income (expense), net was $0.3 million of income compared to $12.7 million of expense for the three months ended March 31, 2013.  We recorded $8.4 million of expense during the three months ended March 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger.

Income tax expense. For the three months ended March 31, 2014, income tax expense was $17.1 million compared to $7.1 million for the three months ended March 31, 2013.  Our effective tax rate was 43.4% and 70.1% for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2013, our effective tax rate was impacted by the settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger, which was not deductible for tax purposes.

EmCare

Net revenue.  For the three months ended March 31, 2014, EmCare generated net revenue of $644.6 million compared to $554.9 million for the three months ended March 31, 2013, representing an increase of $89.7 million, or 16.2%.  The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since March 31, 2013 accounted for a net revenue increase of $73.9 million for the three months ended March 31, 2014, of which $70.0 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $14.0 million, or 2.9%, for the three months ended March 31, 2014. The change was due to a 4.6% increase in revenue per weighted patient encounter offset by a 1.7% decrease in same store weighted patient encounters. Revenue from recent acquisitions was $1.8 million during the three months ended March 31, 2014.

Compensation and benefits. For the three months ended March 31, 2014, compensation and benefits costs were $525.1 million, or 81.4% of net revenue, compared to $439.4 million, or 79.2% of net revenue, for the three months ended March 31, 2013. Provider compensation costs increased $70.5 million from net new contract additions and acquisitions. Same store provider compensation costs were $9.9 million higher than the prior period due primarily to a 4.7% increase in provider compensation per weighted patient encounter due to recruiting challenges at a limited number of our contracts offset by a 1.7% decrease in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $5.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was due to organic growth.

Operating expenses. For the three months ended March 31, 2014, operating expenses were $23.6 million, or 3.7% of net revenue, compared to $23.0 million, or 4.1% of net revenue, for the three months ended March 31, 2013.

Insurance expense. For the three months ended March 31, 2014, professional liability insurance expense was $17.0 million, or 2.6% of net revenue, compared to $16.9 million, or 3.0% of net revenue, for the three months ended March 31, 2013. We recorded an increase of prior year insurance provisions of $2.0 million during the three months ended March 31, 2014 compared to an increase of $0.5 million for the three months ended March 31, 2013.

Selling, general and administrative. For the three months ended March 31, 2014, selling, general, and administrative expense was $11.3 million, or 1.7% of net revenue, compared to $10.7 million, or 1.9% of net revenue, for the three months ended March 31, 2013.

Depreciation and amortization. For the three months ended March 31, 2014, depreciation and amortization expense was $16.3 million, or 2.5% of net revenue, compared to $16.8 million, or 3.0% of net revenue, for the three months ended March 31, 2013.

AMR

Net revenue. For the three months ended March 31, 2014, AMR generated net revenue of $369.6 million compared to $333.4 million for the three months ended March 31, 2013, representing an increase of $36.2 million, or 10.9%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 4.6%, or $15.4 million, primarily from increased fixed wing air ambulance net revenue which has higher revenue per transport, increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 6.3%, or $20.8 million, in weighted transport volume.  Weighted transports increased 44,030 from the same quarter last year. The change was due to an increase of 60,040 weighted transports from our entry into new markets and recent acquisitions offset by a decrease of 13,560 weighted transports from exited markets and a decrease in weighted transport volume in existing markets of 0.4%, or 2,450 weighted transports.

Compensation and benefits. For the three months ended March 31, 2014, compensation and benefits costs were $218.6 million, or 59.1% of net revenue, compared to $202.4 million, or 60.7% of net revenue, for the three months ended March 31, 2013.  The increase was primarily due to additional compensation and benefits costs from the expansion of our fixed wing air ambulance operations and new markets and recent acquisitions. Ambulance crew wages per ambulance unit hour increased by approximately 0.2%, or $0.3 million, and ambulance unit hours increased period over period by 7.2%, or $8.2 million. Non-crew compensation increased $6.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to the impact from markets entered and recent acquisitions.

Operating expenses. For the three months ended March 31, 2014, operating expenses were $91.0 million, or 24.6% of net revenue, compared to $77.4 million, or 23.2% of net revenue, for the three months ended March 31, 2013. The change was due primarily to increased costs of $2.7 million associated with the net impact from markets entered and exited and increased costs of $12.5 million primarily from recent managed transportation acquisitions offset by decreased costs associated with our managed transportation business of $1.3 million and other miscellaneous net operating costs of $0.3 million.

Insurance expense. For the three months ended March 31, 2014, insurance expense was $14.0 million, or 3.8% of net revenue, compared to $8.9 million, or 2.7% of net revenue, for the three months ended March 31, 2013. We recorded an increase of prior year insurance provisions of $3.2 million during the three months ended March 31, 2014 compared to a decrease of $1.7 million during the three months ended March 31, 2013.

Selling, general and administrative. For the three months ended March 31, 2014, selling, general, and administrative expense was $8.1 million, or 2.2% of net revenue, compared to $11.3 million, or 3.4% of net revenue, for the three months ended March 31, 2013. The decrease was due to the receipt of $1.9 million in reimbursement of costs associated with certain exit activities.

Depreciation and amortization. For the three months ended March 31, 2014, depreciation and amortization expense was $20.2 million, or 5.5% of net revenue, compared to $18.0 million, or 5.4% of net revenue, for the three months ended March 31, 2013. The increase was due primarily to technology and fleet-related additions and an increase in amortizable intangible assets from recent acquisitions.

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

On May 25, 2011, Corporation issued $950 million of the 2019 Notes and entered into the $1.8 billion Senior Secured Credit Facilities, which are further described in Note 7 of the accompanying consolidated financial statements that consisted of a $1.44 billion Term Loan Facility and a $350 million ABL Facility.

2019 Notes

During the second quarter of 2012, Corporation’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds $9.8 million of the 2019 Notes subsequent to the partial redemption of the 2019 Notes on December 30, 2013. On December 30, 2013, Corporation redeemed $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary with a portion of the net proceeds of Holding’s initial public offering, at a redemption price equal to 108.125% of the aggregate principal amount of the 2019 Notes, plus accrued and unpaid interest of $2.2 million. During the fourth quarter of 2013, Corporation recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes.

The indenture governing the 2019 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

Term Loan Facility

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Amendment, Corporation incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00).

ABL Facility

On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the “ABL Credit Agreement”), under which Corporation increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The ABL Facility provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $450.0 million as of March 31, 2014. Corporation is the borrower under the ABL Facility. The ABL Facility is available to fund working capital and for general corporate purposes. As of March 31, 2014, we had available borrowing capacity of $317.5 million and $132.5 million of letters of credit issued under the ABL Facility.

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

PIK Notes

On October 1, 2012, Holding issued $450 million aggregate principal amount of the PIK Notes.

On April 1, 2013, Corporation declared and paid a dividend to Envision Healthcare Intermediate Corporation, which in turn paid a dividend to Holding in the amount of $20.8 million for Holding to pay interest due on the PIK Notes.

On August 30, 2013, Holding redeemed the PIK Notes in full with a portion of the net proceeds of Holding’s initial public offering, at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the third quarter of 2013, Holding recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

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

On August 13, 2013, Holding’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. Holding registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, Holding completed the offering of 48,300,000 shares of Common Stock, at a price of $23 for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R which was recorded to selling, general and administrative expenses in the statements of operations.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the consulting agreement with CD&R, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes which included, among other things, repayment of indebtedness and acquisitions.

Cash Flow — Holding

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Three months ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$30,220	$6,642
Investing activities	(39,973)	(4,770)
Financing activities	(3,963)	20,428

Operating activities. Net cash provided by operating activities was $30.2 million for the three months ended March 31, 2014 compared to $6.6 million for the three months ended March 31, 2013.  Operating cash flows for the three months ended March 31, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims.  Cash flow from operating activities for the three months ended March 31, 2014 excluding this item was $39.9 million.  Operating cash flows for the three months ended March 31, 2013 includes payments of $24.5 million related to AMR contract terminations and FEMA external providers.  Cash flow from operating activities for the three months ended March 31, 2013 excluding these payments was $31.1 million.  Further, the increase of $23.6 million in net cash provided by operating activities relates primarily to the change in accounts receivable and an increase in accounts payable and accrued liabilities from the timing of payments.

Accounts receivable increased $35.4 million and $41.2 million during the three months ended March 31, 2014 and 2013, respectively. Days sales outstanding (“DSO”) decreased 1 day during the three months ended March 31, 2014. While AMR’s DSO decreased 1 day, EmCare’s DSO remained unchanged.

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

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012
EmCare	82	82	77	71	68	65	64
AMR	62	63	64	64	66	68	71
Company	74	75	73	68	67	66	67

Investing activities. Net cash used in investing activities was $40.0 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $4.8 million for the three months ended March 31, 2013. The increase was primarily related to the increase in cash outflow for acquisitions of $34.4 million.

Financing activities. Net cash used in financing activities was $4.0 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $20.4 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014 offset by the excess tax benefit from these stock option exercises of $14.8 million.  For the three months ended March 31, 2013, we increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility.  Additionally, we paid approximately $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility.

Cash Flow — Corporation

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Three months ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$30,220	$6,571
Investing activities	(39,973)	(4,770)
Financing activities	(3,963)	20,499

Operating activities. Net cash provided by operating activities was $30.2 million for the three months ended March 31, 2014 compared to $6.6 million for the three months ended March 31, 2013.  Operating cash flows for the three months ended March 31, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims.  Cash flow from operating activities for the three months ended March 31, 2014 excluding this item was $39.9 million.  Operating cash flows for the three months ended March 31, 2013 includes payments of $24.5 million related to AMR contract terminations and FEMA external providers.  Cash flow from operating activities for the three months ended March 31, 2013 excluding these payments was $31.1 million.  Further, the increase of $23.6 million in net cash provided by operating activities relates primarily to the change in accounts receivable and an increase in accounts payable and accrued liabilities from the timing of payments.

Accounts receivable increased $35.4 million and $41.4 million during the three months ended March 31, 2014 and 2013, respectively. Days sales outstanding (“DSO”) decreased 1 day during the three months ended March 31, 2014. While AMR’s DSO decreased 1 day, EmCare’s DSO remained unchanged.

Investing activities. Net cash used in investing activities was $40.0 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $4.8 million for the three months ended March 31, 2013. The increase was primarily related to the increase in cash outflow for acquisitions of $34.4 million.

Financing activities. Net cash used in financing activities was $4.0 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $20.5 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014 offset by the excess tax benefit from these stock option exercises of $14.8 million.  For the three months ended March 31, 2013, we increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility.  Additionally, we paid approximately $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in fuel prices, changes in interest rates on certain of our borrowings, and changes in stock prices. While we have from time to time entered into transactions to mitigate our exposure to both changes in fuel prices and interest rates, we do not use these instruments for speculative or trading purposes.

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2014, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.82 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.9 million gallons during the periods hedged through December 2014.

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

As of March 31, 2014, we had $1,904.3 million of debt, excluding capital leases, of which $1,295.7 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities.  We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors.  As of March 31, 2014, the fair value of our available-for-sale securities was $7.5 million.  Had the market price of such securities been 10% lower as of March 31, 2014, the aggregate fair value of such securities would have been $0.8 million lower.

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

Based on the evaluation of Holding’s and Corporation’s management of Holding’s and Corporation’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, Holding’s and Corporation’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, Holding’s and Corporation’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 12 to the accompanying consolidated financial statements included herein and Holding’s and Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Holding’s and Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

May 13, 2014	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

ENVISION HEALTHCARE CORPORATION

(registrant)

May 13, 2014	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

10.1

Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (Incorporated by reference to Annex A to Holding’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2014).

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

The following materials from Holding’s and Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*Filed with this Report