Form 10-Q
period 2014-06-30
Envision Healthcare Holdings, Inc.
filed 2014-08-14
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-36048

ENVISION HEALTHCARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0832318
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: 303-495-1200

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At August 1, 2014, the registrant had 182,542,040 shares of common stock, par value $0.01 per share, outstanding.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE HOLDINGS, INC.

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “the “Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,603	$204,712
Insurance collateral	18,519	29,619
Trade and other accounts receivable, net	879,337	801,146
Parts and supplies inventory	23,832	23,376
Prepaids and other current assets	42,400	23,430
Total current assets	1,126,691	1,082,283
Non-current assets:
Property, plant and equipment, net	197,303	194,715
Intangible assets, net	551,706	513,698
Insurance collateral	—	12,716
Goodwill	2,544,477	2,435,670
Other long-term assets	39,200	60,935
Total assets	$4,459,377	$4,300,017
Liabilities and Equity
Current liabilities:
Accounts payable	$48,905	$52,588
Accrued liabilities	377,853	350,936
Current deferred tax liabilities	35,615	35,487
Current portion of long-term debt and capital lease obligations	12,306	12,318
Total current liabilities	474,679	451,329
Long-term debt and capital lease obligations	2,032,347	1,895,381
Long-term deferred tax liabilities	151,225	151,130
Insurance reserves	152,454	175,427
Other long-term liabilities	16,532	16,997
Total liabilities	2,827,237	2,690,264
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 181,205,468 and 180,382,885 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	1,812	1,804
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013)	—	—
Treasury stock at cost	(1,347)	(1,347)
Additional paid-in capital	1,579,748	1,576,764
Retained earnings	41,174	18,341
Accumulated other comprehensive income	(1,227)	(839)
Total Envision Healthcare Holdings, Inc. equity	1,620,160	1,594,723
Noncontrolling interest	11,980	15,030
Total equity	1,632,140	1,609,753
Total liabilities and equity	$4,459,377	$4,300,017

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue, net of contractual discounts	$1,953,702	$1,689,805	$3,812,196	$3,295,053
Provision for uncompensated care	(878,375)	(790,550)	(1,722,658)	(1,507,474)
Net revenue	1,075,327	899,255	2,089,538	1,787,579
Compensation and benefits	767,007	643,960	1,510,668	1,285,749
Operating expenses	120,715	102,308	235,350	202,758
Insurance expense	31,583	25,840	62,564	51,673
Selling, general and administrative expenses	23,594	23,790	42,969	45,788
Depreciation and amortization expense	35,558	34,622	71,990	69,377
Restructuring charges	3,731	3,032	4,540	3,669
Income from operations	93,139	65,703	161,457	128,565
Interest income from restricted assets	246	266	332	632
Interest expense, net	(29,002)	(50,002)	(59,051)	(101,754)
Realized gains (losses) on investments	508	105	1,114	118
Other income (expense), net	(1,964)	(249)	(2,772)	(12,970)
Loss on early debt extinguishment	(66,397)	—	(66,397)	(122)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	(3,470)	15,823	34,683	14,469
Income tax benefit (expense)	1,412	(6,313)	(15,263)	(8,881)
Income (loss) before equity in earnings of unconsolidated subsidiary	(2,058)	9,510	19,420	5,588
Equity in earnings of unconsolidated subsidiary	66	87	113	162
Net income (loss)	(1,992)	9,597	19,533	5,750
Less: Net (income) loss attributable to noncontrolling interest	—	—	3,300	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(1,992)	$9,597	$22,833	$5,750
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$(0.01)	$0.07	$0.13	$0.04
Diluted	$(0.01)	$0.07	$0.12	$0.04

Weighted-average common shares outstanding:
Basic	181,140,242	131,672,134	180,962,123	131,187,567
Diluted	181,140,242	137,271,357	189,460,445	135,990,366

Comprehensive income (loss):
Net income (loss)	$(1,992)	$9,597	$19,533	$5,750
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(365)	(13)	(702)	(449)
Unrealized gains (losses) on derivative financial instruments	263	20	314	(278)
Total other comprehensive income (loss), net of tax	(102)	7	(388)	(727)
Comprehensive income (loss)	(2,094)	9,604	19,145	5,023
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	—	3,300	—
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$(2,094)	$9,604	$22,445	$5,023

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$19,533	$5,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,456	78,999
(Gain) loss on disposal of property, plant and equipment	(2,025)	(10)
Equity-based compensation expense	2,550	2,124
Excess tax benefits from equity-based compensation	(15,658)	(3,168)
Loss on early debt extinguishment	66,397	122
Equity in earnings of unconsolidated subsidiary	(113)	(162)
Dividends received	430	556
Deferred income taxes	486	4,231
Payment of dissenting shareholder settlement	—	(13,717)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(58,212)	(54,963)
Parts and supplies inventory	(423)	(154)
Prepaids and other current assets	(18,927)	(12,305)
Accounts payable and accrued liabilities	31,266	(9,948)
Insurance accruals	(9,820)	(3,452)
Net cash provided by (used in) operating activities	93,940	(6,097)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,372)	(2,548)
Sales and maturities of available-for-sale securities	10,527	4,170
Purchases of property, plant and equipment	(33,480)	(26,198)
Proceeds from sale of property, plant and equipment	2,216	328
Acquisition of businesses, net of cash received	(199,298)	(1,423)
Net change in insurance collateral	1,213	(2,024)
Other investing activities	(2,363)	(52)
Net cash provided by (used in) investing activities	(224,557)	(27,747)
Cash Flows from Financing Activities
Issuance of common stock	—	1,117
Borrowings under the Term Loan	—	209,000
Borrowings under the ABL Facility	50,000	252,440
Proceeds from issuance of senior notes	740,625	—
Repayments of the Term Loan	(3,343)	(65,685)
Repayments of the ABL Facility	(50,000)	(349,940)
Repayments of senior notes	(607,750)	—
Payment for debt extinguishment premiums	(37,630)	—
Dividend paid	—	(67)
Debt issuance costs	(1,374)	(5,011)
Equity issuance costs	—	(1,400)
Excess tax benefits from equity-based compensation	15,658	3,168
Shares repurchased for tax withholdings	(14,430)	—
Proceeds from noncontrolling interest	250	—
Payment of dissenting shareholder settlement	—	(38,336)
Net change in bank overdrafts	—	8,117
Other financing activities	(3,498)	(359)
Net cash provided by (used in) financing activities	88,508	13,044
Change in cash and cash equivalents	(42,109)	(20,800)
Cash and cash equivalents, beginning of period	204,712	57,832
Cash and cash equivalents, end of period	$162,603	$37,032

The accompanying notes are an integral part of these financial statements.

1.              General

Basis of Presentation of Financial Statements

Envision Healthcare Holdings, Inc., formerly known as CDRT Holding Corporation, is organized as a holding company that operates through various subsidiaries.  Envision Healthcare Corporation, formerly known as Emergency Medical Services Corporation, (“Corporation”) is a wholly-owned subsidiary of the Company.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to reflect the consolidated financial position, results of operations and cash flows of the Company for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.

In the opinion of management, the consolidated financial statements of the Company include all normal recurring adjustments necessary for a fair presentation of the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. For further information on the Company’s significant accounting policies and other information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2013, which includes all disclosures required by GAAP, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On July 29, 2013, the Company effected a 9.3 for 1.0 stock split of its common stock, resulting in 132,082,885 shares of common stock issued, not including 504,197 treasury shares. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

On August 13, 2013, the Company’s registration statement (the “Registration Statement”) for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”) was declared effective. On February 5, 2014, the Company registered the offering and sale of 31,625,000 shares of Common Stock (including shares sold pursuant to the underwriters’ option to purchase additional shares) by certain stockholders of the Company at a public offering price of $30.50 per share. See Note 2 for further information on the Company’s public offerings and its equity.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”), its facility-based and post-acute care physician services segment, and American Medical Response, Inc. (“AMR”), its healthcare transportation services segment.

2.              Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of the Company include all of its wholly-owned subsidiaries, including Corporation, EmCare and AMR and their respective subsidiaries and affiliated physician groups. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s captive insurance subsidiary that supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

Realized gains and losses are determined based on an average cost basis.

Additionally, insurance collateral is comprised of cash deposits with third parties. Insurance collateral also includes a receivable from insurers of $1.8 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2013 was equal to approximately 87% and 89% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Gross trade accounts receivable	$4,511,437	$3,841,672
Allowance for contractual discounts	(2,402,789)	(2,002,704)
Allowance for uncompensated care	(1,229,807)	(1,038,833)
Trade accounts receivable, net	878,841	800,135
Other receivables, net	496	1,011
Trade and other accounts receivable, net	$879,337	$801,146

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

Insurance Reserves

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first one million dollars to three million dollars of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

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

The Company’s most recent actuarial valuation was completed in June 2014. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities of $2.1 million and $7.3 million during the three and six months ended June 30, 2014, respectively, as compared to an increase of $0.8 million and a decrease of $0.4 million for the three and six months ended June 30, 2013, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $152.5 million and $175.4 million as of June 30, 2014 and December 31, 2013, respectively.

Equity Structure and Public Offerings

On August 13, 2013, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) for an initial public offering of its Common Stock. The Company registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, the Company completed the offering of 48,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million, and the offering terminated. At the closing, the Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to Clayton, Dubilier & Rice, LLC (“CD&R”) in connection with the termination of a consulting agreement with the Company (“Consulting Agreement”) which was recorded in the third quarter of 2013 to selling, general and administrative expenses in the statements of operations (see Note 13).

Net proceeds from the initial public offering were used to (i) redeem in full the Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the senior unsecured notes due 2019 and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes which included, among other things, repayment of indebtedness and acquisitions.

On February 5, 2014, the Company registered the offering and sale of 27,500,000 shares of Common Stock by certain stockholders of the Company and an additional 4,125,000 shares of Common Stock, which were sold by investment funds sponsored by, or affiliated with, CD&R (the “CD&R Affiliates”) to the underwriters pursuant to their option to purchase additional shares at $30.50 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of the Company and certain non-executives were the selling stockholders in the offering. The Company did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters’ option to purchase additional shares.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of June 30, 2014 and December 31, 2013. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the six months ended June 30, 2014 and 2013, the Company derived approximately 33% and 34%, respectively, of its revenue from Medicare and Medicaid, 64% and 62%, respectively, from insurance providers and contracted payors, and 3% and 4%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of June 30, 2014 approximated the carrying value of $750.0 million.

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

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include corporate bonds and derivatives.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 4.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$6,130	$—	$—	$6,130
Fuel hedge	—	368	—	368
Liabilities:
Contingent consideration	—	—	1,734	1,734
Interest rate swap	—	2,327	—	2,327

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$12,710	$517	$—	$13,227
Fuel hedge	—	672	—	672
Liabilities:
Contingent consideration	—	—	7,734	7,734
Interest rate swap	—	3,135	—	3,135

The contingent consideration balance classified as a Level 3 liability has decreased by $6.0 million since December 31, 2013 primarily due to payments made.

During the six months ended June 30, 2014 and 2013, there were no transfers in and out of Level 1 and Level 2 fair value measurements.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care, or bad debt expense, are related principally to the number of self-pay patients treated in the period and are based primarily on historical collection experience to reduce revenues net of contractual discounts to the estimated amounts the Company expects to collect. Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR.

The majority of the patients the Company treats are for the provision of emergency care in the pre-hospital and hospital settings. Due to federal government regulations governing the provision of such care, the Company is obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for services rendered. While the Company attempts to obtain all relevant billing information at the time the patient is within its care, there are numerous patient encounters where such information is not available. In such cases, the Company’s billing operations will initially classify these patients as self-pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after these self-pay patients have been treated, the billing staff may identify the appropriate insurance or other third-party payor and re-assign the account from a self-pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self-pay, the billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written-off and sent to a collection agency. The Company’s revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of accounts receivable.

The Company has historically reported Medicare and Medicaid managed care in the line Commercial insurance and managed care. Medicare managed care and Medicaid managed care have been reclassified into the Medicare and Medicaid lines in the current period and all prior periods have been conformed to current period presentation. Net revenue for the three and six months ended June 30, 2014 and 2013 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fee-for-service revenue, net of contractual discounts:
Medicare	$300,428	$266,762	$550,740	$500,636
Medicaid	110,625	93,649	166,441	144,863
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	607,567	497,136	1,252,750	1,057,327
Self-pay	752,221	687,772	1,476,728	1,317,029
Sub-total	1,770,841	1,545,319	3,446,659	3,019,855
Subsidies and fees	182,861	144,486	365,537	275,198
Revenue, net of contractual discounts	1,953,702	1,689,805	3,812,196	3,295,053
Provision for uncompensated care	(878,375)	(790,550)	(1,722,658)	(1,507,474)
Net revenue	$1,075,327	$899,255	$2,089,538	$1,787,579

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $2.7 million and $3.8 million for the three and six months ended June 30, 2014, respectively, and increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $1.3 million for the three months ended June 30, 2013 and decreased the contractual discount and uncompensated provisions (increased net revenue) by approximately $0.8 million for the six months ended June 30, 2013.

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company has not yet determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations.

3.              Basic and Diluted Net Income (Loss) Per Share

The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to Envision Healthcare Holdings, Inc.” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of the Company’s common stock. The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(1,992)	$9,597	$22,833	$5,750

Weighted-average common shares outstanding — common stock:
Basic	181,140,242	131,672,134	180,962,123	131,187,567
Dilutive impact of stock awards outstanding	—	5,599,223	8,498,322	4,802,799
Diluted	181,140,242	137,271,357	189,460,445	135,990,366

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$(0.01)	$0.07	$0.13	$0.04
Diluted	$(0.01)	$0.07	$0.12	$0.04

The Company had a net loss for the three months ended June 30, 2014; therefore, the effect of stock awards to purchase common stock of 8,362,994 is excluded from the computations of diluted loss per share since the effect is anti-dilutive. As of June 30, 2014 and 2013, there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4.              Acquisitions

2014 Acquisitions

Phoenix Physicians, LLC (“Phoenix Physicians”). On June 17, 2014, the Company acquired the stock of Phoenix Physicians for a total purchase price of $169.5 million paid in cash (the “Phoenix Physicians Acquisition.”)  Phoenix Physicians, in part through management services agreements with professional entities, is engaged in providing medical practices support and emergency department management and staffing services to hospitals, physicians and healthcare facilities in Florida. The Company has accounted for the acquisition of Phoenix Physicians using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. All of the goodwill is tax deductible and assigned to the EmCare segment.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash	$7,052
Accounts receivable	16,748
Prepaid and other current assets	359
Property, plant, and equipment	92
Acquired intangible assets	56,000
Goodwill	96,811
Accounts payable	(1,073)
Accrued liabilities	(6,539)
Total purchase price	$169,450

The following unaudited pro forma operating results give effect to the Phoenix Physicians Acquisition, as if it had been completed as of January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue	$35,572	$28,224	$64,270	$55,929
Net income	1,113	306	2,110	981

The Company’s statements of operations for both the three months and six months ended June 30, 2014 include net revenue and net income of $3.5 million and $0.3 million, respectively, attributable to Phoenix Physicians.

Other 2014 Acquisitions. The Company completed the acquisitions of Life Line Ambulance Service, Inc., an emergency medical transportation service provider with operations in Arizona, on February 6, 2014, MedStat EMS, Inc., an emergency and non-emergency medical ground transportation service provider with operations in Mississippi, on March 7, 2014, and Streamlined Medical Solutions, LLC, a healthcare technology company which has developed proprietary software to enhance patient direct admission and referral management processes, on May 21, 2014 for total aggregate purchase consideration of approximately $38.0 million paid in cash.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the three months ended June 30, 2014, the Company made purchase price allocation adjustments. The total purchase price for these acquisitions was allocated to goodwill of $17.4 million, $11.4 million of which is tax deductible goodwill, other acquired intangible assets of $15.0 million, and net current assets of $5.6 million, which are subject to adjustment based upon the completion of purchase price allocations.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the six months ended June 30, 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $5.4 million. The total purchase price for these acquisitions was allocated to goodwill of $20.8 million, all of which is tax deductible goodwill, other acquired intangible assets of $14.9 million, and net current liabilities of $1.5 million, which are subject to adjustment based upon the completion of purchase price allocations.

5.              Insurance Collateral

Insurance collateral consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Available-for-sale securities:
U.S. Treasuries	$1,199	$2,100
Corporate bonds /Fixed income	2,702	6,372
Corporate equity	2,229	4,755
Total available-for-sale securities	6,130	13,227
Insurance receivable	1,796	1,300
Cash deposits and other	10,593	27,808
Total insurance collateral	$18,519	$42,335

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$1,182	$19	$(2)	$1,199
Corporate bonds /Fixed income	2,693	10	(1)	2,702
Corporate equity	2,194	49	(14)	2,229
Total available-for-sale securities	$6,069	$78	$(17)	$6,130

	December 31, 2013
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$2,064	$37	$(1)	$2,100
Corporate bonds /Fixed income	6,384	26	(38)	6,372
Corporate equity	4,399	500	(144)	4,755
Total available-for-sale securities	$12,847	$563	$(183)	$13,227

As of June 30, 2014, available-for-sale securities included U.S. Treasuries and corporate bonds /fixed income securities of $0.6 million with contractual maturities within one year, $2.8 million with contractual maturities extending longer than one year through five years and $0.5 million with contractual maturities extending longer than five years through and including ten years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries:
Less than 12 months	$132	$(2)	$132	$(1)
12 months or more	—	—	—	—
Corporate bonds /Fixed income:
Less than 12 months	552	(1)	2,768	(18)
12 months or more	—	—	2,178	(20)
Corporate equity:
Less than 12 months	1,225	(14)	—	—
12 months or more	—	—	2,553	(144)
Total	$1,909	$(17)	$7,631	$(183)

The Company realized net gains of $0.5 million and $1.1 million on the sale and maturities of available-for-sale securities for the three and six months ended June 30, 2014, respectively, and net gains of $0.1 million on the sale and maturities of available-for-sale securities for both the three and six months ended June 30, 2013, respectively.

6.              Accrued Liabilities

Accrued liabilities were as follows as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Accrued wages and benefits	$183,092	$161,398
Accrued paid time-off	29,732	25,713
Current portion of self-insurance reserves	71,720	73,738
Accrued restructuring	6,560	5,682
Current portion of compliance and legal	4,262	2,000
Accrued billing and collection fees	2,571	2,954
Accrued incentive compensation	25,067	19,570
Accrued interest	2,755	6,898
Other	52,094	52,983
Total accrued liabilities	$377,853	$350,936

7.              Debt and Capital Lease Obligations

Senior Unsecured Notes due 2019

On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 (“2019 Notes”). During the second quarter of 2012, the Company’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014.

On December 30, 2013, the Company redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the fourth quarter of 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the partial redemption of the 2019 Notes.

On June 18, 2014, the Company redeemed $617.5 million in aggregate principal amount of the 2019 Notes of which $9.8 million was held by the Company’s captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the second quarter of 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the unsecured senior notes due 2022, and unamortized debt issuance costs from the redemption of the 2019 Notes.

Senior Secured Credit Facilities

On May 25, 2011, Corporation entered into $1.8 billion of senior secured credit facilities (“Senior Secured Credit Facilities”) that consisted of a $1.44 billion senior secured term loan facility due 2018 (the “Term Loan Facility”) and a $350 million asset-backed revolving credit facility due 2016 (the “ABL Facility”). The Senior Secured Credit Facilities are secured by substantially all of the assets of the Company.

Term Loan Facility

Prior to February 7, 2013, loans under the Term Loan Facility bore interest at the Company’s election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Amendment, the Company incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London Interbank Market (adjusted for maximum reserves) for the applicable interest period (“LIBOR”) and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00). The Company recorded a loss on early debt extinguishment of $0.1 million related to unamortized debt issuance costs as a result of this modification.

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

ABL Facility

Prior to February 27, 2013, loans under the ABL Facility bore interest at the Company’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“ABL LIBOR”), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

On February 27, 2013, Corporation entered into a First Amendment (the “ABL Amendment”) to the credit agreement governing the ABL Facility (as amended, the “ABL Credit Agreement”), under which the Company increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

As of June 30, 2014, letters of credit outstanding which impact the available credit under the ABL Facility were $129.9 million and the maximum available under the ABL Facility was $320.1 million.

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

In the second quarter of 2013, the Company recorded $5.0 million of debt issuance expense related to the Term Loan Amendment and ABL Amendment.

Senior PIK Toggle Notes

On October 1, 2012, the Company issued $450 million of Senior PIK Toggle Notes due 2017 (the “PIK Notes”) and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in the Company.

On August 30, 2013, the Company redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the third quarter of 2013, the Company recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

Senior Unsecured Notes due 2022

On June 18, 2014, Corporation issued $750.0 million of senior unsecured notes due 2022 (“2022 Notes”) the proceeds of which were used to redeem the 2019 Notes and for other general corporate purposes. The Company paid $9.4 million in financing fees to the creditors of the 2022 Notes which was recorded to loss on early debt extinguishment for the three months ended June 30, 2014.

The 2022 Notes have a fixed interest rate of 5.125%, payable semi-annually on January 1 and July 1 with the principal due at maturity on July 1, 2022. The 2022 Notes are general unsecured obligations of the Company and are guaranteed by each of the Company’s domestic subsidiaries, except for any of the Company’s subsidiaries subject to regulation as an insurance company, including the Company’s captive insurance subsidiary.

The Company may redeem the 2022 Notes, in whole or in part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. The Company may redeem the 2022 Notes, in whole or in part, at any time (i) on and after July 1, 2017 and prior to July 1, 2018, at a price equal to 103.844% of the principal amount of the 2022 Notes, (ii) on or after July 1, 2018 and prior to July 1, 2019, at a price equal to 102.563% of the principal amount of the 2022 Notes, (iii) on or after July 1, 2019 and prior to July 1, 2020, at a price equal to 101.281% of the principal amount of the 2022 Notes, and (iv) on or after July 1, 2020, at a price equal to 100.000% of the principal amount of the 2022 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 1, 2017, the Company at its option may redeem up to 40% of the aggregate principal amount of the 2022 Notes with the proceeds of certain equity offerings at a redemption price of 105.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

The indenture governing the 2022 Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the 2022 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2022 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Debt and capital lease obligations consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Senior unsecured notes due 2019	$—	$607,750
Senior unsecured notes due 2022	750,000	—
Senior secured term loan due 2018 (4.00% at June 30, 2014 and December 31, 2013)	1,296,261	1,302,945
Discount on senior secured term loan	(3,687)	(4,217)
ABL Facility	—	—
Notes due at various dates from 2014 to 2022 with interest rates from 6% to 10%	811	852
Capital lease obligations due at various dates from 2014 to 2018	1,268	369
Total	2,044,653	1,907,699
Less current portion	(12,306)	(12,318)
Total long-term debt and capital lease obligations	$2,032,347	$1,895,381

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

At June 30, 2014, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.78 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.3 million gallons, which represents approximately 16.8% of the Company’s total estimated usage during the periods hedged, through December 2014. The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.4 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. Over the next 12 months, the Company expects to reclassify $0.4 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.1 million for each of the three months ended June 30, 2014 and 2013, respectively, and $0.3 million for each of the six months ended June 30, 2014 and 2013, respectively.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $2.3 million and $3.1 million as of June 30, 2014 and December 31, 2013, respectively. Over the next 12 months, the Company expects to reclassify $2.1 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for each of the three months ended June 30, 2014 and 2013, respectively, and $1.0 million for each of the six months ended June 30, 2014 and 2013, respectively.

9.              Changes in Accumulated Other Comprehensive Income by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI) by component as of June 30, 2014 and December 31, 2013 (in thousands). All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of January 1, 2013	$1,057	$(2,861)	$1,591	(213)
Other comprehensive income before reclassifications	(396)	(336)	(598)	(1,330)
Amounts reclassified from accumulated other comprehensive income	(241)	1,239	(294)	704
Net current-period other comprehensive income	(637)	903	(892)	(626)
Balance as of December 31, 2013	$420	$(1,958)	$699	$(839)
Other comprehensive income before reclassifications	(18)	(114)	(8)	(140)
Amounts reclassified from accumulated other comprehensive income	(172)	618	(694)	(248)
Net current-period other comprehensive income	(190)	504	(702)	(388)
Balance as of June 30, 2014	$230	$(1,454)	$(3)	$(1,227)

The following table shows the line item on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI components	2014	2013	2014	2013	Statements of Operations
Gains and losses on cash flow hedges:
Fuel Hedge	$95	$26	$276	$221	Operating expenses
Interest rate swap	(497)	(496)	(993)	(987)	Interest expense, net
	(402)	(470)	(717)	(766)	Total before tax
	152	177	271	288	Tax benefit (expense)
	$(250)	$(293)	$(446)	$(478)	Net of tax
Unrealized holding gains on available-for-sale securities	$508	$105	$1,114	$118	Realized gains (losses) on investments
	508	105	1,114	118	Total before tax
	(192)	(39)	(420)	(44)	Tax benefit (expense)
	$316	$66	$694	$74	Net of tax

10.       Restructuring Charges

The Company recorded restructuring charges of $3.7 million and $4.5 million during the three and six months ended June 30, 2014, respectively, and $3.0 million and $3.7 million during the three and six months ended June 30, 2013, respectively, related primarily to continuing efforts to re-align AMR’s operations and billing functions.  Payments currently under this plan are expected to be complete by March 2015.

	AMR
	Lease and
	other contract
	termination		EmCare	EVHC
	costs	Severance	Severance	Severance	Total
	(in thousands)
Balance as of January 1, 2013	$8,122	$3,015	$773	$408	$12,318
Incurred	1,876	2,890	913	20	5,699
Paid	(6,989)	(3,765)	(1,204)	(377)	(12,335)
Balance as of December 31, 2013	$3,009	$2,140	$482	$51	$5,682
Incurred	2,899	512	728	401	4,540
Paid	(878)	(1,620)	(719)	(445)	(3,662)
Balance as of June 30, 2014	$5,030	$1,032	$491	$7	$6,560

11.       Equity Based Compensation

Upon completion of the Company’s initial public offering, the previous stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of June 30, 2014, a total of 16,539,986 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of June 30, 2014, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards vest ratably over five years. Performance based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.5 million and $1.1 million was recorded for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million was recorded for the six months ended June 30, 2014 and 2013, respectively.

12.       Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $11.4 million and $11.2 million for the three months ended June 30, 2014 and 2013, respectively and $22.7 million and $22.3 million for the six months ended June 30, 2014 and 2013, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

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

In December 2006, AMR received a subpoena from the U.S. Department of Justice (“DOJ”). The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG”) in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR’s services in New York, although the obligations of the Company’s compliance program will remain in effect following the expected divestiture. The divesture was completed on July 1, 2013.

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

Letters of Credit

As of June 30, 2014 and December 31, 2013, the Company had $129.9 million in outstanding letters of credit.

Other Legal Matters

Four different putative class action lawsuits have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles: and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles.  The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action.  In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks.  The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law.  The Court has certified classes in the consolidated Karapetian /Aguilar case on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time round policy, and that AMR has an unlawful practice of setting rates for those employees; the Court denied certification of the rest period claims of these employees.  In Banta, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel have indicated that they intend to dismiss that claim as AMR’s policy complies with a recent Court of Appeal decision.  No rulings have been made as to class certification in Bartoni.  The Company is unable at this time to estimate the amount of potential damages, if any in any of these actions.

Merion Capital, L.P. (“Merion”), a former stockholder of Corporation, filed an action in the Delaware Court of Chancery on June 20, 2011 seeking to exercise its right to appraisal of its holdings in Corporation prior to the merger of Corporation with a wholly-owned subsidiary of the Company (the “Merger”) on May 25, 2011. During the first quarter of 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company.

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

13.       Related Party Transactions

CD&R Affiliates

Stockholders Agreement

In connection with the Company’s initial public offering, the Company entered into a stockholders agreement (“Stockholders Agreement”) with CD&R Affiliates. Under the Stockholders Agreement, CD&R Affiliates were granted the right to designate for nomination for election a number of CD&R-designated directors equal to: (i) at least a majority of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 50% of the outstanding shares of Common Stock, (ii) at least 40% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, (iii) at least 30% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 30% but less than 40% of the outstanding shares of Common Stock, (iv) at least 20% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, and (v) at least 5% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of Common Stock. Additionally, a CD&R-designated director will serve as the Chairman of the board of directors as long as the CD&R Affiliates own at least 30% of the outstanding shares of Common Stock.

Consulting Agreement

The Company was party to the Consulting Agreement with CD&R dated May 25, 2011, pursuant to which CD&R provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. The Company expensed $1.3 million and $2.5 million for the three months and six months ended June 30, 2013, respectively, for this fee.

During the third quarter of 2013, the Company made a $20.0 million payment to CD&R with proceeds received from the initial public offering of Common Stock of the Company to terminate the Consulting Agreement.

Registration Rights Agreement

In connection with the closing of the Merger, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates which grants the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company’s Common Stock. Under the Registration Rights Agreement, if the Company registers Common Stock under the Securities Act of 1933, as amended the “Securities Act”), holders of the Common Stock, including CD&R Affiliates, have the right to require the Company’s to use reasonable best efforts to include in the Company’s registration statement shares of Common Stock held by them, subject to certain limitations and at the expense of the Company.

Indemnification Agreements

In connection with the closing of the Merger, the Company and the Company entered into separate indemnification agreements with CD&R and CD&R Affiliates (the “CD&R Entities”). Under the indemnification agreement with the CD&R Entities, Holding and the Company, subject to certain limitations, jointly and severally agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Consulting Agreement and certain other claims and liabilities.

Other

On November 25, 2008, the Company entered into a corporate account agreement with The Hertz Corporation pursuant to which it agreed to spend a minimum total amount of $460,000 per year for the rental of cars from The Hertz Corporation and its subsidiaries and licensees. For each of the three and six months ended June 30, 2014 and 2013, we spent less than $1.0 million under this contract. The agreement had an initial one-year term, and renews automatically until terminated by either party. Investment funds associated with CD&R had been affiliated with Hertz Global Holdings.

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

In connection with the Company’s initial public offering, the Company entered into new indemnification agreements with each of its directors. On November 11, 2013, the Company entered into an indemnification agreement with Mark V. Mactas. Under these agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

14.       Variable Interest Entities

GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIE”) to be consolidated if an entity’s interest in the VIE has specific characteristics including: voting rights not proportional to ownership and the right to receive a majority of expected income or absorb a majority of expected losses. In addition, the entity exposed to the majority of the risks and rewards associated with the VIE is deemed its primary beneficiary and must consolidate the entity.

UHS-EmCare JV

EmCare entered into an agreement in 2014 with Universal Health Services, Inc. to form an entity which would provide physician services to various healthcare facilities (“UHS-EmCare JV”).  UHS-EmCare JV began providing services to healthcare facilities during the second quarter of 2014 and meets the definition of a VIE.  The Company determined that, although EmCare holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

•                  EmCare provides management services to UHS-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of UHS-EmCare JV’s activities involve EmCare; and

•                  as payment for management services, EmCare is entitled to receive a base management fee from UHS-EmCare JV.

The following table summarizes the UHS-EmCare JV assets and liabilities as of June 30, 2014, which are included in the Company’s consolidated financial statements (in thousands):

June 30,
2014
Current assets	$14,798
Current liabilities	7,373

HCA-EmCare JV

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of June 30, 2014 and December 31, 2013, which are included in the Company’s consolidated financial statements (in thousands):

	June 30,	December 31,
	2014	2013
Current assets	$107,353	$88,479
Current liabilities	30,650	22,005

15.       Segment Information

The Company is organized around two separately managed business units: facility-based and post-acute care physician services and healthcare transportation services, which have been identified as operating segments. The facility-based and post-acute care physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery services. It also offers physician-led care management solutions outside the hospital. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (the “CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

The Company’s operating segment results were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Facility-Based Physician Services
Net revenue	$690,015	$569,117	$1,334,581	$1,124,053
Income from operations	68,844	53,204	120,079	101,096
Adjusted EBITDA	87,079	70,575	158,453	136,735

Healthcare Transportation Services
Net revenue	$385,312	$330,138	$754,957	$663,526
Income from operations	24,295	12,520	41,378	27,557
Adjusted EBITDA	47,083	35,381	85,716	70,220

Segment Totals
Net revenue	$1,075,327	$899,255	$2,089,538	$1,787,579
Income from operations	93,139	65,724	161,457	128,653
Adjusted EBITDA	134,162	105,956	244,169	206,955

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(1,992)	$9,597	$19,533	$5,750
Add-back of non-operating expense (income):
Interest expense, net	29,002	50,002	59,051	101,754
Income tax expense (benefit)	(1,412)	6,313	15,263	8,881
Loss on early debt extinguishment	66,397	—	66,397	122
Realized losses (gains) on investments	(508)	(105)	(1,114)	(118)
Interest income from restricted assets	(246)	(266)	(332)	(632)

Equity in earnings of unconsolidated subsidiary	(66)	(87)	(113)	(162)
Other expense (income), net	1,964	249	2,772	12,970
Corporate operating expense	—	21	—	88
Income from operations — segment totals	93,139	65,724	161,457	128,653

Add-back of operating expense (income):
Depreciation and amortization expense	35,558	34,622	71,990	69,377
Restructuring charges	3,731	3,032	4,540	3,669
Net loss (income) attributable to noncontrolling interest	—	—	3,300	—
Interest income from restricted assets	246	266	332	632
Equity-based compensation expense	1,488	1,062	2,550	2,124
Related party management fees	—	1,250	—	2,500
Adjusted EBITDA — segment totals	134,162	105,956	244,169	206,955
Corporate operating expense	—	(21)	—	(88)
Adjusted EBITDA	$134,162	$105,935	$244,169	$206,867

16.       Consolidating Financial Information

Pursuant to the indenture governing the 2022 Notes, so long as any of the 2022 Notes are outstanding, the Company is required to provide condensed consolidating financial information with a separate column for (i) the Company and its subsidiaries (other than Corporation and its subsidiaries) on a combined basis, (ii) Corporation and its subsidiaries, (iii) consolidating adjustments on a combined basis, and (iv) the total consolidated amount. The consolidating adjustments column represents the elimination of any intercompany activity between EVHC (excluding Corporation and its subsidiaries) and Corporation.

Consolidating Balance Sheet

As of June 30, 2014

(in thousands, unaudited)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$162,598	$—	$162,603
Insurance collateral	—	18,519	—	18,519
Trade and other accounts receivable, net	—	879,337	—	879,337
Parts and supplies inventory	—	23,832	—	23,832
Prepaids and other current assets	26,575	39,787	(23,962)	42,400
Total current assets	26,580	1,124,073	(23,962)	1,126,691
Property, plant, and equipment, net	—	197,303	—	197,303
Intangible assets, net	—	551,706	—	551,706
Long-term deferred tax assets	128	—	(128)	—
Insurance collateral	—	—	—	—
Goodwill	—	2,544,477	—	2,544,477
Other long-term assets	—	39,200	—	39,200
Investment in wholly owned subsidiary	1,594,568	—	(1,594,568)	—
Total assets	$1,621,276	$4,456,759	$(1,618,658)	$4,459,377
Liabilities and Equity
Current liabilities:
Accounts payable	$1,116	$47,789	$—	$48,905
Accrued liabilities	—	381,503	(3,650)	377,853
Current deferred tax liabilities	—	55,927	(20,312)	35,615
Current portion of long-term debt and capital lease obligations	—	12,306		12,306
Total current liabilities	1,116	497,525	(23,962)	474,679
Long-term debt and capital lease obligations	—	2,032,347	—	2,032,347
Long-term deferred tax liabilities	—	151,353	(128)	151,225
Insurance reserves	—	152,454	—	152,454
Other long-term liabilities	—	16,532	—	16,532
Total liabilities	1,116	2,850,211	(24,090)	2,827,237
Equity:
Common stock	1,812	—	—	1,812
Preferred stock	—	—	—	—
Treasury stock	(1,347)	(1,347)	1,347	(1,347)
Additional paid-in capital	1,579,748	1,488,298	(1,488,298)	1,579,748
Retained earnings	41,174	108,844	(108,844)	41,174
Accumulated other comprehensive loss	(1,227)	(1,227)	1,227	(1,227)
Total Envision Healthcare Holdings, Inc. equity	1,620,160	1,594,568	(1,594,568)	1,620,160
Noncontrolling interest	—	11,980	—	11,980
Total equity	1,620,160	1,606,548	(1,594,568)	1,632,140
Total liabilities and equity	$1,621,276	$4,456,759	$(1,618,658)	$4,459,377

Consolidating Balance Sheet

As of December 31, 2013

(in thousands)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$81,722	$122,990	—	$204,712
Insurance collateral	—	29,619	—	29,619
Trade and other accounts receivable, net	—	801,146	—	801,146
Parts and supplies inventory	—	23,376	—	23,376
Prepaids and other current assets	26,860	23,925	(27,355)	23,430
Total current assets	108,582	1,001,056	(27,355)	1,082,283
Property, plant, and equipment, net	—	194,715	—	194,715
Intangible assets, net	—	513,698	—	513,698
Long-term deferred tax assets	128	—	(128)	—
Insurance collateral	—	12,716	—	12,716
Goodwill	—	2,435,670	—	2,435,670
Other long-term assets	—	60,935	—	60,935
Investment in wholly owned subsidiary	1,486,129	—	(1,486,129)	—
Total assets	$1,594,839	$4,218,790	(1,513,612)	$4,300,017
Liabilities and Equity
Current liabilities:
Accounts payable	$116	$52,472	—	$52,588
Accrued liabilities	—	357,979	(7,043)	350,936
Current deferred tax liabilities	—	55,799	(20,312)	35,487
Current portion of long-term debt and capital lease obligations	—	12,318	—	12,318
Total current liabilities	116	478,568	(27,355)	451,329
Long-term debt and capital lease obligations	—	1,895,381	—	1,895,381
Long-term deferred tax liabilities	—	151,258	(128)	151,130
Insurance reserves	—	175,427	—	175,427
Other long-term liabilities	—	16,997	—	16,997
Total liabilities	116	2,717,631	(27,483)	2,690,264
Equity:
Common stock	1,804	—	—	1,804
Preferred stock	—	—	—	—
Treasury stock	(1,347)	(1,347)	1,347	(1,347)
Additional paid-in capital	1,576,764	1,404,208	(1,404,208)	1,576,764
Retained earnings	18,341	84,107	(84,107)	18,341
Accumulated other comprehensive loss	(839)	(839)	839	(839)
Total Envision Healthcare Holdings, Inc. equity	1,594,723	1,486,129	(1,486,129)	1,594,723
Noncontrolling interest	—	15,030	—	15,030
Total equity	1,594,723	1,501,159	(1,486,129)	1,609,753
Total liabilities and equity	$1,594,839	$4,218,790	$(1,513,612)	$4,300,017

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Three months ended June 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$1,075,327	$—	$1,075,327
Compensation and benefits	—	767,007	—	767,007
Operating expenses	—	120,715	—	120,715
Insurance expense	—	31,583	—	31,583
Selling, general and administrative expenses	—	23,594	—	23,594
Depreciation and amortization expense	—	35,558	—	35,558
Restructuring charges	—	3,731	—	3,731
Income (loss) from operations	—	93,139	—	93,139
Interest income from restricted assets	—	246	—	246
Interest expense, net	—	(29,002)	—	(29,002)
Realized gains (losses) on investments	—	508	—	508
Other income (expense), net	(1,657)	(307)	—	(1,964)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(1,657)	(1,813)	—	(3,470)
Income tax benefit (expense)	515	897	—	1,412
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(1,142)	(916)	—	(2,058)
Equity in net income (loss) of subsidiary	(850)	—	850	—
Equity in earnings of unconsolidated subsidiary	—	66	—	66
Net income (loss)	(1,992)	(850)	850	(1,992)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(1,992)	$(850)	$850	$(1,992)

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Three months ended June 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$899,255	$—	$899,255
Compensation and benefits	—	643,960	—	643,960
Operating expenses	20	102,288	—	102,308
Insurance expense	—	25,840	—	25,840
Selling, general and administrative expenses	1	23,789	—	23,790
Depreciation and amortization expense	—	34,622	—	34,622
Restructuring charges	—	3,032	—	3,032
Income from operations	(21)	65,724	—	65,703
Interest income from restricted assets	—	266	—	266
Interest expense, net	(11,464)	(38,538)	—	(50,002)
Realized gains (losses) on investments	—	105	—	105
Other income (expense), net	—	(249)	—	(249)
Loss on early debt extinguishment	—	—	—	—
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(11,485)	27,308	—	15,823
Income tax benefit (expense)	4,519	(10,832)	—	(6,313)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(6,966)	16,476	—	9,510
Equity in net income (loss) of subsidiary	16,563	—	(16,563)	—
Equity in earnings of unconsolidated subsidiary	—	87	—	87
Net income (loss)	9,597	16,563	(16,563)	9,597
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$9,597	$16,563	$(16,563)	$9,597

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Six months ended June 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$2,089,538	$—	$2,089,538
Compensation and benefits	—	1,510,668	—	1,510,668
Operating expenses	—	235,350	—	235,350
Insurance expense	—	62,564	—	62,564
Selling, general and administrative expenses	—	42,969	—	42,969
Depreciation and amortization expense	—	71,990	—	71,990
Restructuring charges	—	4,540	—	4,540
Income from operations	—	161,457	—	161,457
Interest income from restricted assets	—	332	—	332
Interest expense, net	—	(59,051)	—	(59,051)
Realized gains (losses) on investments	—	1,114	—	1,114
Other income (expense), net	(2,799)	27	—	(2,772)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(2,799)	37,482	—	34,683
Income tax benefit (expense)	895	(16,158)	—	(15,263)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(1,904)	21,324	—	19,420
Equity in net income (loss) of subsidiary	21,437	—	(21,437)	—
Equity in earnings of unconsolidated subsidiary	—	113	—	113
Net income (loss)	19,533	21,437	(21,437)	19,533
Less: Net (income) loss attributable to noncontrolling interest	—	3,300	—	3,300
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$19,533	$24,737	$(21,437)	$22,833

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Six months ended June 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$1,787,579	$—	$1,787,579
Compensation and benefits	—	1,285,749	—	1,285,749
Operating expenses	87	202,671	—	202,758
Insurance expense	—	51,673	—	51,673
Selling, general and administrative expenses	1	45,787	—	45,788
Depreciation and amortization expense	—	69,377	—	69,377
Restructuring charges	—	3,669	—	3,669
Income from operations	(88)	128,653	—	128,565
Interest income from restricted assets	—	632	—	632
Interest expense, net	(22,926)	(78,828)	—	(101,754)
Realized gains (losses) on investments	—	118	—	118
Other income (expense), net	—	(12,970)	—	(12,970)
Loss on early debt extinguishment	—	(122)	—	(122)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(23.014)	37,483	—	14,469
Income tax benefit (expense)	9,085	(17,966)	—	(8,881)
Income before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(13,929)	19,517	—	5,588
Equity in net income (loss) of subsidiary	19,679	—	(19,679)	—
Equity in earnings of unconsolidated subsidiary	—	162	—	162
Net income (loss)	5,750	19,679	(19,679)	5,750
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$5,750	$19,679	$(19,679)	$5,750

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six months ended June 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(391)	$94,331	$93,940
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(3,372)	(3,372)
Sales and maturities of available-for-sale securities	—	10,527	10,527
Purchase of property, plant and equipment	—	(33,480)	(33,480)
Proceeds from sale of property, plant and equipment	—	2,216	2,216
Acquisition of businesses, net of cash received	—	(199,298)	(199,298)
Net change in insurance collateral	—	1,213	1,213
Other investing activities	—	(2,363)	(2,363)
Net cash provided by (used in) investing activities	—	(224,557)	(224,557)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	50,000	50,000
Proceeds from issuance of senior notes	—	740,625	740,625
Repayments of the Term Loan	—	(3,343)	(3,343)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Repayments of senior notes	—	(607,750)	(607,750)
Payment for debt extinguishment premiums	—	(37,630)	(37,630)
Debt issuance costs	—	(1,374)	(1,374)
Excess tax benefits from equity-based compensation	—	15,658	15,658
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Proceeds from noncontrolling interest	—	250	250
Other financing activities	391	(3,889)	(3,498)
Net intercompany borrowings (payments)	(81,717)	81,717	—
Net cash provided by (used in) financing activities	(81,326)	169,834	88,508
Change in cash and cash equivalents	(81,717)	39,608	(42,109)
Cash and cash equivalents, beginning of period	81,722	122,990	204,712
Cash and cash equivalents, end of period	$5	$162,598	$162,603

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six months ended June 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(19,343)	$13,246	$(6,097)
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,548)	(2,548)
Sales and maturities of available-for-sale securities	—	4,170	4,170
Purchase of property, plant and equipment	—	(26,198)	(26,198)
Proceeds from sale of property, plant and equipment	—	328	328
Acquisition of businesses, net of cash received	—	(1,423)	(1,423)
Net change in insurance collateral	—	(2,024)	(2,024)
Other investing activities	—	(52)	(52)
Net cash provided by (used in) investing activities	—	(27,747)	(27,747)
Cash Flows from Financing Activities
Issuance of common stock	—	1,117	1,117
Borrowings under the Term Loan	—	209,000	209,000
Borrowings under the ABL Facility	—	252,440	252,440
Repayments of the Term Loan	—	(65,685)	(65,685)
Repayments of the ABL Facility	—	(349,940)	(349,940)
Dividend paid	(67)	—	(67)
Debt issuance costs	(4)	(5,007)	(5,011)
Equity issuance costs	(1,400)	—	(1,400)
Excess tax benefits from equity-based compensation	—	3,168	3,168
Payment of dissenting shareholder settlement	—	(38,336)	(38,336)
Net change in bank overdrafts	—	8,117	8,117
Other financing activities	—	(359)	(359)
Net intercompany borrowings (payments)	20,813	(20,813)	—
Net cash provided by (used in) financing activities	19,342	(6,298)	13,044
Change in cash and cash equivalents	(1)	(20,799)	(20,800)
Cash and cash equivalents, beginning of period	281	57,551	57,832
Cash and cash equivalents, end of period	$280	$36,752	$37,032

17.       Subsequent Events

On July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of Common Stock by certain stockholders of the Company and an additional 4,125,000 shares of Common Stock, which were sold by the CD&R Affiliates to the underwriters pursuant to their option to purchase additional shares at $34.00 per share less the underwriting discount. The CD&R Affiliates, certain executive officers and directors of the Company and certain non-executives were the selling stockholders in the offering. The Company did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders, including any shares sold pursuant to any exercise of the underwriters’ option to purchase additional shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Form 10-Q and in our other filings with the SEC, including the risks described in Item 1A “Risk Factors” of Part II of this Form 10-Q.

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

Most of the provisions of the PPACA that seek to decrease the number of uninsured became effective January 1, 2014. Based on the government’s February 2014 projection, by 2022, the PPACA will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. The employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016.

A number of states have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date.  It is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law.  At this point, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

Company Overview

We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, teleradiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community based healthcare transportation services, including emergency “911”, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2014 and 2013. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we would expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received.  During the second quarter of 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Medicare	24.0%	25.3%	24.3%	25.7%	30.1%	30.3%	30.9%	30.5%
Medicaid	8.7	8.6	8.5	8.6	23.3	22.3	23.4	22.3
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	47.0	45.7	46.4	45.9	30.6	30.2	29.1	30.0
Self-pay	3.3	4.4	3.3	4.4	16.0	17.2	16.6	17.2
Fees/other	7.5	5.5	6.9	5.4	—	—	—	—
Subsidies	9.5	10.5	10.6	10.0	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 16% to 20% of our total patient volume, but is only 3% to 4% of our total cash collections. The decrease in self-pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self-pay, including our post-acute care services.  The decrease in self-pay as a percentage of total volume has been primarily driven by Medicaid expansion evidenced by an approximate 2.1% drop in self-pay volume to 16.6% for the first six months of 2014 as compared to a self-pay mix of approximately 18.7% in the fourth quarter of 2013.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2014, approximately 73% was derived from our hospital contracts for emergency department staffing, 10% from contracts related to anesthesiology services, 8% from our hospitalist/inpatient services, 4% from our post-acute care services, 2% from our radiology/teleradiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 85% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 15% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

•                  Number of contracts. This reflects the number of contractual relationships we have for outsourced ED staffing, anesthesiology, hospitalist/inpatient, radiology, teleradiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.

•                  Revenue per patient encounter. This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient encounters under our same store contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

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

AMR

Approximately 83% of AMR’s net revenue for the six months ended June 30, 2014 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s measures for transport net revenue include:

•                  Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other inter-facility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs. In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

In February 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued the Medicare Ambulance Fee Schedule Final Rule (“Ambulance Fee Schedule”) that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 (“BBA”) to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions in payment rates for the six months ended June 30, 2014 which has been extended until April 1, 2015.

Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

Medicare law requires CMS to adjust the Medicare Physician Fee Schedule (the “Physician Fee Schedule”) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (the “SGR”) that was adopted in the BBA. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Legislative action by Congress in December 2013 resulted in a delay of the Physician Fee Schedule SGR cuts until April 1, 2014. In the first quarter of 2014, Congress passed a bill to avoid reductions in Medicare payments to physicians due to the Physician Fee Schedule SGR until April 1, 2015.

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

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee-for-service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $14.6 million and less than $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.8% and 12.6% of AMR’s operating expenses for the three and six months ended June 30, 2014, respectively, as compared to 13.0% and 13.1% for the similar periods in 2013, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Three and Six Months ended June 30, 2014 Compared to the Three and Six Months ended June 30, 2013

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 for the Company and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss):

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,075,327	100.0%	$899,255	100.0%
Compensation and benefits	767,007	71.3	643,960	71.6
Operating expenses	120,715	11.2	102,308	11.4
Insurance expense	31,583	2.9	25,840	2.9
Selling, general and administrative expenses	23,594	2.2	23,790	2.6
Equity-based compensation expense	(1,488)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Interest income from restricted assets	(246)	(0.0)	(266)	(0.0)
Adjusted EBITDA	134,162	12.5	105,935	11.8
Equity-based compensation expense	(1,488)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(1,250)	(0.1)
Depreciation and amortization expense	(35,558)	(3.3)	(34,622)	(3.9)
Restructuring charges	(3,731)	(0.3)	(3,032)	(0.3)
Interest expense, net	(29,002)	(2.7)	(50,002)	(5.6)
Realized gains (losses) on investments	508	0.0	105	0.0
Other income (expense), net	(1,964)	(0.2)	(249)	(0.0)
Loss on early debt extinguishment	(66,397)	(6.2)	—	—
Income tax benefit (expense)	1,412	0.1	(6,313)	(0.7)
Equity in earnings of unconsolidated subsidiary	66	0.0	87	0.0
Net income (loss)	$(1,992)	(0.2)%	$9,597	1.1%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Six months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$2,089,538	100.0%	$1,787,579	100.0%
Compensation and benefits	1,510,668	72.3	1,285,749	71.9
Operating expenses	235,350	11.3	202,758	11.3
Insurance expense	62,564	3.0	51,673	2.9
Selling, general and administrative expenses	42,969	2.0	45,788	2.6
Equity-based compensation expense	(2,550)	(0.1)	(2,124)	(0.1)
Related party management fees	—	—	(2,500)	(0.1)
Interest income from restricted assets	(332)	(0.0)	(632)	(0.0)
Net income (loss) attributable to noncontrolling interest	(3,300)	(0.2)	—	—
Adjusted EBITDA	244,169	11.7	206,867	11.6
Equity-based compensation expense	(2,550)	(0.1)	(2,124)	(0.1)
Related party management fees	—	—	(2,500)	(0.1)
Depreciation and amortization expense	(71,990)	(3.5)	(69,377)	(3.9)
Restructuring charges	(4,540)	(0.2)	(3,669)	(0.2)
Interest expense, net	(59,051)	(2.8)	(101,754)	(5.7)
Realized gains (losses) on investments	1,114	0.0	118	0.0
Other income (expense), net	(2,772)	(0.1)	(12,970)	(0.7)
Loss on early debt extinguishment	(66,397)	(3.2)	(122)	(0.0)
Income tax (benefit) expense	(15,263)	(0.7)	(8,881)	(0.5)
Equity in earnings of unconsolidated subsidiary	113	0.0	162	0.0
Net income (loss) attributable to noncontrolling interest	(3,300)	(0.2)	—	—
Net income (loss)	$19,533	0.9%	$5,750	0.3%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$690,015	100.0%	$569,117	100.0%
Compensation and benefits	546,989	79.3	447,407	78.6
Operating expenses	25,689	3.7	22,915	4.0
Insurance expense	18,787	2.7	17,069	3.0
Selling, general and administrative expenses	12,276	1.8	12,300	2.2
Interest income from restricted assets	(135)	(0.0)	(155)	(0.0)
Equity-based compensation expense	(670)	(0.1)	(456)	(0.1)
Related party management fees	—	—	(538)	(0.1)
Adjusted EBITDA	87,079	12.6	70,575	12.4%
Depreciation and amortization expenses	(16,638)	(2.4)	(16,218)	(2.8)
Restructuring charges	(792)	(0.1)	(4)	(0.0)
Interest income from restricted assets	(135)	(0.0)	(155)	(0.0)
Equity-based compensation expense	(670)	(0.1)	(456)	(0.1)
Related party management fees	—	—	(538)	(0.1)
Income from operations	$68,844	10.0%	$53,204	9.3%

	Six months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,334,581	100.0%	$1,124,053	100.0%
Compensation and benefits	1,072,074	80.3	886,791	78.9
Operating expenses	49,325	3.7	45,898	4.1
Insurance expense	35,754	2.7	33,989	3.0
Selling, general and administrative expenses	23,533	1.8	23,038	2.0
Interest income from restricted assets	(110)	(0.0)	(410)	(0.0)
Equity-based compensation expense	(1,148)	(0.1)	(913)	(0.1)
Related party management fees	—	—	(1,075)	(0.1)
Net income (loss) attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Adjusted EBITDA	158,453	11.9	136,735	12.2%
Depreciation and amortization expenses	(32,919)	(2.5)	(32,989)	(2.9)
Restructuring charges	(897)	(0.0)	(252)	(0.0)
Interest income from restricted assets	(110)	(0.0)	(410)	(0.0)
Equity-based compensation expense	(1,148)	(0.1)	(913)	(0.1)
Related party management fees	—	—	(1,075)	(0.1)
Net income (loss) attributable to noncontrolling interest	(3,300)	(0.3)	—	—
Income from operations	$120,079	9.0%	$101,096	9.0%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$385,312	100.0%	$330,138	100.0%
Compensation and benefits	220,018	57.1	196,553	59.5
Operating expenses	95,026	24.7	79,373	24.0
Insurance expense	12,796	3.3	8,771	2.7
Selling, general and administrative expenses	11,318	2.9	11,489	3.5
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(818)	(0.2)	(606)	(0.2)
Related party management fees	—	—	(712)	(0.2)
Adjusted EBITDA	47,083	12.2	35,381	10.7
Depreciation and amortization expenses	(18,920)	(4.9)	(18,404)	(5.6)
Restructuring charges	(2,939)	(0.8)	(3,028)	(0.9)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(818)	(0.2)	(606)	(0.2)
Related party management fees	—	—	(712)	(0.2)
Income from operations	$24,295	6.3%	$12,520	3.8%

	Six months ended June 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$754,957	100.0%	$663,526	100.0%
Compensation and benefits	438,594	58.1	398,958	60.1
Operating expenses	186,025	24.6	156,773	23.6
Insurance expense	26,810	3.5	17,684	2.7
Selling, general and administrative expenses	19,436	2.6	22,749	3.4
Interest income from restricted assets	(222)	(0.0)	(222)	(0.0)
Equity-based compensation expense	(1,402)	(0.2)	(1,211)	(0.2)
Related party management fees	—	—	(1,425)	(0.2)
Adjusted EBITDA	85,716	11.4	70,220	10.6
Depreciation and amortization expenses	(39,071)	(5.2)	(36,388)	(5.5)
Restructuring charges	(3,643)	(0.5)	(3,417)	(0.5)
Interest income from restricted assets	(222)	(0.0)	(222)	(0.0)
Equity-based compensation expense	(1,402)	(0.2)	(1,211)	(0.2)
Related party management fees	—	—	(1,425)	(0.2)
Income from operations	$41,378	5.5%	$27,557	4.2%

Three months ended June 30, 2014 compared to the Three months ended June 30, 2013

Consolidated

Our results for the three months ended June 30, 2014 reflect an increase in net revenue of $176.1 million and a decrease in net income of $11.6 million compared to the three months ended June 30, 2013. The decrease in net income is attributable primarily to the loss on early debt extinguishment of the 2019 Notes in June of 2014, offset by the decrease in interest expense from the redemption of the 2019 Notes in December of 2013, the redemption of the PIK Notes in August of 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February of 2013.

Net revenue. For the three months ended June 30, 2014, we generated net revenue of $1,075.3 million compared to $899.3 million for the three months ended June 30, 2013, representing an increase of 19.6%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended June 30, 2014, Adjusted EBTIDA was $134.2 million, or 12.5% of net revenue, compared to $105.9 million, or 11.8% of net revenue for the three months ended June 30, 2013.

Restructuring charges. For the three months ended June 30, 2014, restructuring charges were $3.7 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $3.0 million for the three months ended June 30, 2013.

Interest expense, net. For the three months ended June 30, 2014, interest expense was $29.0 million compared to $50.0 million for the three months ended June 30, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013, the redemption of the PIK Notes on August 30, 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February 2013.

Other income (expense), net. For the three months ended June 30, 2014, other (income) expense, net was $2.0 million of expense compared to $0.2 million of expense for the three months ended June 30, 2013.

Income tax benefit (expense). For the three months ended June 30, 2014, income tax benefit was $1.4 million compared to income tax expense of $6.3 million for the three months ended June 30, 2013. Our effective tax rate was (40.7)% and 39.9% for the three months ended June 30, 2014 and 2013, respectively.

EmCare

Net revenue. For the three months ended June 30, 2014, EmCare generated net revenue of $690.0 million compared to $569.1 million for the three months ended June 30, 2013, representing an increase of $120.9 million, or 21.2%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since June 30, 2013 accounted for a net revenue increase of $87.5 million for the three months ended June 30, 2014, of which $60.9 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $28.1 million, or 5.5%, for the three months ended June 30, 2014. The change was due to a 0.2% increase in revenue per weighted patient encounter and a 5.3% increase in same store weighted patient encounters. Revenue from recent acquisitions was $5.3 million during the three months ended June 30, 2014.

Compensation and benefits. For the three months ended June 30, 2014, compensation and benefits costs were $547.0 million, or 79.3% of net revenue, compared to $447.4 million, or 78.6% of net revenue, for the three months ended June 30, 2013. Provider compensation costs increased $75.6 million from net new contract additions and acquisitions and $12.6 million from same store contracts.  Non-provider compensation and total benefits costs increased by $11.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due primarily to organic growth.

Operating expenses. For the three months ended June 30, 2014, operating expenses were $25.7 million, or 3.7% of net revenue, compared to $22.9 million, or 4.0% of net revenue, for the three months ended June 30, 2013.

Insurance expense. For the three months ended June 30, 2014, professional liability insurance expense was $18.8 million, or 2.7% of net revenue, compared to $17.1 million, or 3.0% of net revenue, for the three months ended June 30, 2013. We recorded an increase of prior year insurance provisions of $0.9 million during the three months ended June 30, 2014 compared to an increase of $1.1 million for the three months ended June 30, 2013.

Selling, general and administrative. For the three months ended June 30, 2014, selling, general, and administrative expense was $12.3 million, or 1.8% of net revenue, compared to $12.3 million, or 2.2% of net revenue, for the three months ended June 30, 2013.

Depreciation and amortization. For the three months ended June 30, 2014, depreciation and amortization expense was $16.6 million, or 2.4% of net revenue, compared to $16.2 million, or 2.8% of net revenue, for the three months ended June 30, 2013.

AMR

Net revenue. For the three months ended June 30, 2014, AMR generated net revenue of $385.3 million compared to $330.1 million for the three months ended June 30, 2013, representing an increase of $55.2 million, or 16.7%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 4.3%, or $14.3 million, primarily from increased fixed wing air ambulance net revenue which has higher revenue per transport, increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 12.4%, or $40.9 million, in weighted transport volume. Weighted transports increased 85,500 from the same quarter last year. The change was due to an increase of 73,700 weighted transports from our entry into new markets and recent acquisitions and an increase of 3.6%, or 24,100 weighted transports, in existing markets offset by a decrease of 12,300 weighted transports from exited markets.

Compensation and benefits. For the three months ended June 30, 2014, compensation and benefits costs were $220.0 million, or 57.1% of net revenue, compared to $196.6 million, or 59.5% of net revenue, for the three months ended June 30, 2013. The increase was primarily due to additional compensation and benefits costs from the expansion of our fixed wing air ambulance operations and new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 0.2%, or less than $0.1 million, and ambulance unit hours increased period over period by 11.4%, or $13.0 million. Non-crew compensation increased $9.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $1.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due primarily to the impact from markets entered and recent acquisitions.

Operating expenses. For the three months ended June 30, 2014, operating expenses were $95.0 million, or 24.7% of net revenue, compared to $79.4 million, or 24.0% of net revenue, for the three months ended June 30, 2013.  The change was due primarily to increased costs of $2.3 million associated with the net impact from markets entered and exited, increased costs of $13.0 million primarily from recent managed transportation acquisitions, and increased other miscellaneous net operating costs of $1.8 million offset by decreased costs associated with our existing managed transportation business of $1.5 million.

Insurance expense. For the three months ended June 30, 2014, insurance expense was $12.8 million, or 3.3% of net revenue, compared to $8.8 million, or 2.7% of net revenue, for the three months ended June 30, 2013. We recorded an increase of prior year insurance provisions of $1.2 million during the three months ended June 30, 2014 compared to a decrease of $0.3 million during the three months ended June 30, 2013.

Selling, general and administrative. For the three months ended June 30, 2014, selling, general, and administrative expense was $11.3 million, or 2.9% of net revenue, compared to $11.5 million, or 3.5% of net revenue, for the three months ended June 30, 2013.

Depreciation and amortization. For the three months ended June 30, 2014, depreciation and amortization expense was $18.9 million, or 4.9% of net revenue, compared to $18.4 million, or 5.6% of net revenue, for the three months ended June 30, 2013. The increase was due primarily to technology and fleet-related additions and an increase in amortizable intangible assets from recent acquisitions.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Consolidated

Our results for the six months ended June 30, 2014 reflect an increase in net revenue of $301.9 million and an increase in net income of $13.8 million compared to the six months ended June 30, 2013. The increase in net income is attributable primarily to the decrease in interest expense from the redemption of the 2019 Notes in December of 2013, the redemption of the PIK Notes in August of 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February of 2013 and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013 offset by the loss on early debt extinguishment of the 2019 Notes in June of 2014.

Net revenue. For the six months ended June 30, 2014, we generated net revenue of $2,089.5 million compared to $1,787.6 million for the six months ended June 30, 2013, representing an increase of 16.9%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the six months ended June 30, 2014, Adjusted EBTIDA was $244.2 million, or 11.7% of net revenue, compared to $206.9 million, or 11.6% of net revenue for the six months ended June 30, 2013.

Restructuring charges. For the six months ended June 30, 2014, restructuring charges were $4.5 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $3.7 million for the six months ended June 30, 2013.

Interest expense, net. For the six months ended June 30, 2014, interest expense was $59.1 million compared to $101.8 million for the six months ended June 30, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013, the redemption of the PIK Notes on August 30, 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February 2013.

Other income (expense), net. For the six months ended June 30, 2014, other income (expense), net was $2.8 million of expense compared to $13.0 million of expense for the six months ended June 30, 2013. We recorded $8.4 million of expense during the six months ended June 30, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger on May 25, 2011.

Income tax benefit (expense). For the six months ended June 30, 2014, income tax expense was $15.3 million compared to $8.9 million for the six months ended June 30, 2013. Our effective tax rate was 44.0% and 61.4% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six months ended June 30, 2013 was impacted by the settlement with a prior shareholder regarding its appraisal action over its holdings in the Company prior to the Merger, which was not deductible for tax purposes.

EmCare

Net revenue. For the six months ended June 30, 2014, EmCare generated net revenue of $1,334.6 million compared to $1,124.1 million for the six months ended June 30, 2013, representing an increase of $210.5 million, or 18.7%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since June 30, 2013 accounted for a net revenue increase of $163.9 million for the six months ended June 30, 2014, of which $130.7 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $39.6 million, or 4.1%, for the six months ended June 30, 2014. The change was due to a 2.0% increase in revenue per weighted patient encounter and a 2.1% increase in same store weighted patient encounters. Revenue from recent acquisitions was $7.0 million during the six months ended June 30, 2014.

Compensation and benefits. For the six months ended June 30, 2014, compensation and benefits costs were $1,072.1 million, or 80.3% of net revenue, compared to $886.8 million, or 78.9% of net revenue, for the six months ended June 30, 2013. Provider compensation costs increased $144.6 million from net new contract additions and acquisitions and $23.9 million from same store contracts.  Non-provider compensation and total benefits costs increased by $16.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due primarily to organic growth.

Operating expenses. For the six months ended June 30, 2014, operating expenses were $49.3 million, or 3.7% of net revenue, compared to $45.9 million, or 4.1% of net revenue, for the six months ended June 30, 2013.

Insurance expense. For the six months ended June 30, 2014, professional liability insurance expense was $35.8 million, or 2.7% of net revenue, compared to $34.0 million, or 3.0% of net revenue, for the six months ended June 30, 2013. We recorded an increase of prior year insurance provisions of $2.9 million during the six months ended June 30, 2014 compared to an increase of $1.6 million for the six months ended June 30, 2013.

Selling, general and administrative. For the six months ended June 30, 2014, selling, general, and administrative expense was $23.5 million, or 1.8% of net revenue, compared to $23.0 million, or 2.0% of net revenue, for the six months ended June 30, 2013.

Depreciation and amortization. For the six months ended June 30, 2014, depreciation and amortization expense was $32.9 million, or 2.5% of net revenue, compared to $33.0 million, or 2.9% of net revenue, for the six months ended June 30, 2013.

AMR

Net revenue. For the six months ended June 30, 2014, AMR generated net revenue of $755.0 million compared to $663.5 million for the six months ended June 30, 2013, representing an increase of $91.5 million, or 13.8%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 4.5%, or $29.9 million, primarily from increased fixed wing air ambulance net revenue which has higher revenue per transport, increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 9.3%, or $61.6 million, in weighted transport volume. Weighted transports increased 129,600 compared to the six months ended June 30, 2013. The change was due to an increase of 133,800 weighted transports from our entry into new markets and recent acquisitions and an increase of 1.6%, or 21,700 weighted transports, in existing markets offset by a decrease of 25,900 weighted transports from exited markets.

Compensation and benefits. For the six months ended June 30, 2014, compensation and benefits costs were $438.6 million, or 58.1% of net revenue, compared to $399.0 million, or 60.1% of net revenue, for the six months ended June 30, 2013. The increase was primarily due to additional compensation and benefits costs from the expansion of our fixed wing air ambulance operations and new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 0.2%, or $0.4 million, and ambulance unit hours increased period over period by 9.3%, or $21.2 million. Non-crew compensation increased $15.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $2.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due primarily to the impact from markets entered and recent acquisitions.

Operating expenses. For the six months ended June 30, 2014, operating expenses were $186.0 million, or 24.6% of net revenue, compared to $156.8 million, or 23.6% of net revenue, for the six months ended June 30, 2013. The change was due primarily to increased costs of $5.0 million associated with the net impact from markets entered and exited, increased costs of $25.5 million primarily from recent managed transportation acquisitions, and increased costs of other miscellaneous net operating costs of $1.6 million offset by decreased costs associated with our existing managed transportation business of $2.9 million.

Insurance expense. For the six months ended June 30, 2014, insurance expense was $26.8 million, or 3.5% of net revenue, compared to $17.7 million, or 2.7% of net revenue, for the six months ended June 30, 2013. We recorded an increase of prior year insurance provisions of $4.4 million during the six months ended June 30, 2014 compared to a decrease of $2.0 million during the six months ended June 30, 2013.

Selling, general and administrative. For the six months ended June 30, 2014, selling, general, and administrative expense was $19.4 million, or 2.6% of net revenue, compared to $22.7 million, or 3.4% of net revenue, for the six months ended June 30, 2013. The decrease was due to the receipt of $1.9 million in reimbursement of costs associated with certain exit activities.

Depreciation and amortization. For the six months ended June 30, 2014, depreciation and amortization expense was $39.1 million, or 5.2% of net revenue, compared to $36.4 million, or 5.5% of net revenue, for the six months ended June 30, 2013. The increase was due primarily to technology and fleet-related additions and an increase in amortizable intangible assets from recent acquisitions.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. The Company and its subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

On May 25, 2011, Corporation issued $950 million of the 2019 Notes and entered into the $1.8 billion Senior Secured Credit Facilities, that consisted of a $1.44 billion Term Loan Facility and a $350 million ABL Facility which are further described in Note 7 of the accompanying consolidated financial statements.

2019 Notes

During the second quarter of 2012, the Company’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014.

On December 30, 2013, the Company redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the fourth quarter of 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the partial redemption of the 2019 Notes.

On June 18, 2014, the Company redeemed $617.5 million in aggregate principal amount of the 2019 Notes of which $9.8 million was held by the Company’s captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the second quarter of 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the 2022 Notes, and unamortized debt issuance costs from the redemption of the 2019 Notes.

Term Loan Facility

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into the Term Loan Amendment to the Term Loan Credit Agreement. Under the Term Loan Amendment, the Company incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00).

ABL Facility

On February 27, 2013, Corporation entered into the ABL Credit Agreement, under which the Company increased its commitments under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The ABL Facility provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $450.0 million as of June 30, 2014. The ABL Facility is available to fund working capital and for general corporate purposes. As of June 30, 2014, we had available borrowing capacity of $320.1 million and $129.9 million of letters of credit issued under the ABL Facility.

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

PIK Notes

On October 1, 2012, the Company issued $450 million aggregate principal amount of the PIK Notes.

On August 30, 2013, the Company redeemed the PIK Notes in full with a portion of the net proceeds of the Company’s initial public offering, at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the third quarter of 2013, the Company recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

2022 Notes

On June 18, 2014, Corporation issued $750.0 million in aggregate principal amount of the 2022 Notes the proceeds of which were used to redeem the outstanding 2019 Notes and for other general corporate purposes.

The indenture governing the 2022 Notes contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

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

Initial Public Offering

On August 13, 2013, the Company’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. The Company registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23 per share. On August 19, 2013, the Company completed the offering of 48,300,000 shares of Common Stock, at a price of $23 for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement with CD&R which was recorded to selling, general and administrative expenses in the statements of operations.

Net proceeds from the initial public offering were used to (i) redeem in full the Company’s PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement with CD&R, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes which included, among other things, repayment of indebtedness and acquisitions.

Cash Flow

The table below summarizes cash flow information derived from our consolidated statements of cash flows for the periods indicated, amounts in thousands.

	Six months ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$93,940	$(6,097)
Investing activities	(224,557)	(27,747)
Financing activities	88,508	13,044

Operating activities. Net cash provided by operating activities was $93.9 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $6.1 million for the six months ended June 30, 2013. Operating cash flows for the six months ended June 30 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for six months ended June 30, 2014 excluding this item was $103.6 million. Operating cash flows for the six months ended June 30, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger and $24.5 million of payments related to AMR contract terminations and FEMA external providers. Cash flow from operating activities for the six months ended June 30, 2013 excluding these payments was $32.1 million. Further, the increase of $100.0 million in net cash provided by operating activities relates primarily to an increase in accounts payable and accrued liabilities from the timing of payments.

Accounts receivable increased $58.2 million and $55.0 million during six months ended June 30, 2014 and 2013, respectively. Days sales outstanding (“DSO”) decreased 1 day during six months ended June 30, 2014. While EmCare’s DSO decreased three (3) days, AMR’s DSO remained unchanged.

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

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012
EmCare	79	82	82	77	71	68	65
AMR	62	62	63	64	64	66	68
Company	73	74	75	73	68	67	66

Investing activities. Net cash used in investing activities was $224.6 million for the six months ended June 30, 2014 compared to $27.7 million for six months ended June 30, 2013. The increase was primarily related to the increase in cash outflow for acquisitions of $197.9 million.

Financing activities. Net cash provided by financing activities was $88.5 million for the six months ended June 30, 2014 compared to $13.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we received proceeds of $740.6 million from the issuance of the 2022 Notes offset by our payment of $645.3 million, which includes a $37.6 million premium, to redeem $617.5 million in aggregate principal amount of our 2019 Notes of which $9.8 million was held by our captive insurance subsidiary. Additionally, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014 offset by the excess tax benefit from these stock option exercises of $14.8 million.

For the six months ended June 30, 2013, we increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down a net amount of $97.5 million under our ABL Facility. Additionally, we paid approximately $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for the six months ended June 30, 2013 also included a payment of $38.3 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2014, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.78 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.3 million gallons during the periods hedged through December 2014.

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

As of June 30, 2014, we had $2,043.4 million of debt, excluding capital leases, of which $1,292.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13.0 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of June 30, 2014, the fair value of our available-for-sale securities was $6.1 million. Had the market price of such securities been 10% lower as of June 30, 2014, the aggregate fair value of such securities would have been $0.6 million lower.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintain systems of disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that they file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e -15(e) promulgated under the Exchange Act) were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 12 to the accompanying consolidated financial statements included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

In our fee-for-service arrangements, which generated approximately 84% of our net revenue for the year ended December 31, 2013, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates, and transports and patient volume. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See “— Risks Related to Healthcare Regulation — Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations”.

We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because the law requires communities to provide “911” emergency response services and hospital EDs to treat all patients presenting to the ED seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult.

Our revenue would be adversely affected if we lose existing contracts.

A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non-emergency transports. Substantially all of our net revenue in the year ended December 31, 2013 was generated under contracts, including exclusive contracts that accounted for approximately 89% of our 2013 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide “911” services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a request for proposal. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

We may not succeed in our efforts to develop our Evolution Health business, which is subject to additional rules, prohibitions, regulations and reimbursement requirements that differ from our facility-based physician and healthcare transportation services.

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

The implementation of the PPACA is not complete, and is subject to various uncertainties that could affect our Evolution Health business, including (i) the degree to which the United States moves away from its traditional fee-for-service delivery model to an outcome-based delivery model, (ii) the number of additional healthcare consumers currently without means of payment that will ultimately gain access to insurance and (iii) the scope of reimbursement changes to the U.S. healthcare system. As such, there can be no assurance that our expansion efforts in this business will ultimately be successful. In addition, realizing growth opportunities in physician-led care management solutions outside the hospital setting will require significant attention from our management team, and if management is unable to provide such attention, implementation of this strategy could be delayed or hindered and thereby negatively impact our business.

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships under the PPACA. If this strategy is not successful, our financial performance could be adversely affected.

In recent years, we have entered into strategic business partnerships with hospital systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. For example, EmCare has entered into joint venture agreements with large hospital systems to provide physician services to various healthcare facilities. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership is only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, would lead to the loss of our associated revenue and profits which may not be offset fully by the immediate proceeds of the sale of our stake. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

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

EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of Columbia Casualty Company and Continental Casualty Company, which then reinsure the entire program, procured primarily by EmCare’s wholly owned insurance subsidiary, EMCA Insurance Company, Ltd. (“EMCA”). AMR currently has an insurance program which includes a combination of insurance purchased from third parties and large self-insured retentions and/or deductibles for all of its insurance programs subsequent to September 1, 2001. AMR reinsures a portion of these self-insured retentions and/or deductibles through an arrangement with EMCA. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

Our liability to pay for EmCare’s and certain of AMR’s insurance program losses is partially collateralized by funds held through EMCA and letters of credit issued by EVHC and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. If our AMR losses with respect to such claims exceed the collateral held by AMR’s insurance providers or the collateral held through EMCA, and the letters of credit issued by EVHC in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts.

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 (“ERISA”) and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

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

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

See “— Risks Related to Healthcare Regulation”.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $152.5 million and $175.4 million as of June 30, 2014 and December 31, 2013, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

Some of our insurance coverage is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

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

AMR. The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Falck, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. In 2011, the California state legislature passed legislation which makes some public agencies eligible for additional federal funding for Medi-Cal ambulance transports if certain conditions are met. These additional funds may provide an opportunity for certain public agencies, including local fire departments, to enter into the ambulance transportation market or provide additional ambulance transports, which could increase competition in the California market.

We are required to make capital expenditures, particularly for our healthcare transportation business, in order to remain compliant and competitive.

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

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

We contract with approximately 4,200 physicians and clinical personnel as independent contractors to fulfill our contractual obligations to customers. Because we treat these physicians as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these physicians is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these physicians as independent contractors by federal or state taxing authorities were successful and these physicians were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these physicians did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these physicians and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

Many of our AMR employees are represented by labor unions and any work stoppage could adversely affect our business.

Approximately 46% of AMR employees are represented by 39 active collective bargaining agreements. There are 19 operational locations representing approximately 4,000 employees that are currently in the process of negotiations or will begin negotiations in 2014. There are also two additional operational locations that have completed negotiations and are awaiting ratification that represent approximately 900 employees. In addition, six collective bargaining agreements, representing 600 employees, will be subject to negotiations in 2015. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

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

We do not believe that a FEMA deployment adversely affects our ability to service our local “911” contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities, such as inter-facility transports, and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

Risks Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors, (ii) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim, (iii) requirements that we make repayment within a specified period of time to any payor which pays us more than the amount to which we are entitled, (iv) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities, (v) “reassignment” rules governing our ability to bill and collect professional fees on behalf of our physicians, (vi) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats and (vii) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Additional states are expected to enact such legislation in the future because Section 6031 of the Deficit Reduction Act of 2005 (“DRA”) amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts.

Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, such state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under such state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, at least 29 states and the District of Columbia have some form of false claims act. The OIG has reviewed 28 of these and determined that 15 of these satisfy the DRA standards. We anticipate this figure will continue to increase.

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

On January 16, 2009, the HHS released the final rule mandating that everyone covered by the Administrative Simplification Provisions of HIPAA, which includes EmCare and AMR, must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical coding on October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD-9 codes. HHS subsequently postponed the deadline for implementation of ICD-10 codes until October 1, 2014. The Protecting Access to Medicare Act of 2014 was signed into law on April 1, 2014, and further extended the deadline to October 1, 2015. We may incur additional costs for computer system updates, training, and other resources required to implement these changes.

Other changes to the Medicare program intended to implement Medicare’s new “pay for performance” philosophy may require us to make investments to receive maximum Medicare reimbursement for our services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System, formerly known as the Medicare Physician Quality Reporting Initiative, which provides additional Medicare compensation to physicians who implement and report certain quality measures.

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

HIPAA required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by covered entities, which include EmCare and AMR.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to HITECH, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under HITECH, which now imposes mandatory penalties for certain violations of HIPAA that are due to “willful neglect”. Penalties start at $100 per violation and are not to exceed $50,000, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. HITECH also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured protected health information (“PHI”) may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HITECH and implementing regulations enacted by HHS further require that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the “same facility”. HITECH and implementing regulations specify that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach”. If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. These security breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee “snooping” into medical records could trigger the notification requirements.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations.

Our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as “the healthcare reform legislation”, which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The PPACA, among other things, increases the number of individuals with Medicaid and private insurance coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthens enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes did not go into effect until 2014, and many require implementing regulations which have not yet been drafted or have been released only as proposed rules. For example, on May 12, 2014, the OIG issued a proposed rule that would establish new civil monetary penalties for certain fraud and abuse violations, including penalties of $10,000 per day for failing to repay overpayments within 60 days of discovery.

The impact of many of these provisions is unknown at this time. For example, the PPACA provides for establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which HHS generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, and all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

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

Following challenges to the constitutionality of certain provisions of the PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed HHS to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. At least 26 states and the District of Columbia have implemented or are planning to implement the Medicaid expansion. It is uncertain whether the remaining states will implement the expansion at a later date, or whether any participating states will discontinue the expansion. While the PPACA will increase the likelihood that more people in the United States will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

Another key part of the PPACA has also been challenged in the courts and, depending on the outcome, could have an impact on the number of uninsured persons we treat. The PPACA provides for subsidies to individuals who cannot afford health insurance and who purchase it through healthcare “exchanges”, which are electronic marketplaces where individuals can shop for and purchase health insurance.  The PPACA authorizes two types of exchanges:  exchanges established by the states (“state exchanges”), and, in states which do not establish state exchanges, federally-facilitated exchanges or “federal exchanges”.  In several cases challenging the PPACA, opponents of the law have alleged that subsidies should only be payable to purchasers who buy insurance through state exchanges and that subsidies paid under the federal exchanges are illegal.  Trial courts in two of these cases ruled in favor of the Obama Administration and the plaintiffs in both cases appealed. One of the cases, Halbig v. Burwell, No. 14-5018, 2014 U.S. App. LEXIS 13880 (D.C. Cir. Jul. 22, 2014) was heard by the District of Columbia Circuit Court of Appeals, and the other case, King v. Burwell, No. 14-1158, 2014 U.S. App. LEXIS 13902 (4th Cir. Jul. 22, 2014), was heard by the Fourth Circuit Court of Appeals.  Although the two appeals court decisions were handed down the same day, July 22, 2014, they reached opposite conclusions, with the King court upholding the payment of subsidies under federal exchanges and the Halbig decision finding them illegal.  A petition for writ of certiorari has been filed with the U.S. Supreme Court in the King case. A petition for rehearing en banc has been filed with the District of Columbia Circuit Court of Appeals in the Halbig case.

In the event that federal exchange subsidies are ultimately deemed unlawful, some states that currently have a federal exchange may establish their own state exchanges in order for their residents to remain eligible for the subsidies.  However, to the extent that does not occur, the payor mix of the patients we treat may be adversely affected, such that we incur additional bad debt from increased numbers of uninsured and underinsured patients.  Further, in the absence of federal exchange subsidies, the individual and employer mandates imposed by the PPACA could be adversely affected and may not be fully enforceable. Since the outcome of these contradictory court decisions is unknown, and any conclusions regarding the reaction of consumers and insurers would be speculative, we cannot predict the impact of these cases on our business or profitability.

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

A number of laws bear on our relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues.

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

EmCare’s professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Recognizing that the federal Anti-Kickback Statute is broad, Congress authorized the OIG to issue a series of regulations, known as “safe harbors”. These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

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

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in the PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, the PPACA amended the Anti-Kickback Statute in a manner which makes it easier for the government to demonstrate intent to violate the statute which is an element of a violation.

In addition to AMR’s contracts with healthcare facilities and public agencies, other marketing practices or transactions entered into by EmCare and AMR may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

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

In the last seven years, we have entered into two settlement agreements with the U.S. Government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti-Kickback Statute. In May 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

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

In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. On July 1, 2013, we divested substantially all of the assets underlying AMR’s service in New York, although the obligations of our compliance program remain in effect for ongoing AMR operations.

In July 2011, AMR received a subpoena from the USAO seeking certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside. The California Attorney General’s Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with HMA. The Company has been cooperating with the government during its investigation and, as such, continues to gather responsive documents. During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA have been unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, disclosed whether it will intervene in these matters as they relate to the Company. The Company continues to engage in meaningful dialogue with the relevant government representatives and, at this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

On February 14, 2013, EmCare received a subpoena from the OIG requesting documents and other information relating to EmCare’s relationship with Community Health Services, Inc. The Company is cooperating with the government during its investigation, has provided responsive documents and is engaged in a meaningful dialogue with the relevant government representatives regarding additional requests. At this time, we are unable to determine the potential impact, if any, that will result from these investigations.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The PPACA was signed into law in 2010 and is currently in the implementation stages. See “— Risks Related to Healthcare Regulation — The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations”. The PPACA and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the healthcare delivery system.

We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as “MedPAC”, provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. MedPAC issued a Report to the Congress on Medicare and the Health Care Delivery System in June 2013. In that report, MedPAC recommended reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the Balanced Budget Act of 1997, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Physician payments under the Physician Fee Schedule are updated on an annual basis according to a statutory formula (the “SGR”). Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction). The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and the American Taxpayer Relief Act, enacted January 2, 2013, extended this through December 31, 2013.

On December 26, 2013, the President signed into law the Continuing Appropriations Resolution 2014 (Public Law 113-67), which included a 3-month delay in the SGR 20% cuts, and a small update of 0.5% in the conversion factor (the dollar amount paid per Relative Value Unit, or “RVU”). Further, the bill also extended the national floor of 1.0 for the Geographic Practice Cost Index (“GPCI”). This factor geographically adjusts the “work” portion of each RVU before it is paid, based on the locality labor costs. This “work floor” set at the national average labor rate of 1.0 was set to expire after December 31, 2013. Like the SGR delays, the work floor expired starting April 1, 2014. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (Public Law 113-93) was signed into law, which further delayed the SGR cuts through March 31, 2015 and extended the GPCI work floor through April 1, 2015. However, despite the benefits of the delays in both SGR cuts and the RVU’s work floor, the Congressional actions do not avert the scheduled 2% sequestration cuts for Medicare discussed below.

The modest update factor of 0.5% does not translate to 2014 payment rates increased uniformly from the 2013 level for all physician procedures. Rather, from year-to-year, some physician specialties, including EmCare’s physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lower payments due to a variety of regulatory factors. Each physician service bill codes given weights (RVUs) that measure its costliness relative to other physician services. CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts. For 2014, CMS published estimates of changes by specialty based on a number of factors. The full impact of these changes on any given practice went into effect at the beginning of 2014. CMS estimated that the impact for 2014 is a 2% increase for emergency medicine, 1% increase in anesthesiology, a 1% increase for internal medicine, and a 2% reduction in radiology. CMS estimates in a proposed rule published July 11, 2014 (CMS-1612-P) that the impact for 2015 is flat for emergency medicine, anesthesiology, and radiology, and estimates a 1% increase for internal medicine. At this time, we cannot predict the impact, if any, these changes will have on EmCare’s future revenues.

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

On August 2, 2011, the Budget Control Act was enacted. Under the Budget Control Act, the Joint Committee was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of the cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts took effect in January 2014, further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113-67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness.

We have substantial indebtedness. As of June 30, 2014, we had total indebtedness, including capital leases, of approximately $2,044.7 million, including $750.0 million of the 2022 Notes, $1,292.6 million of borrowings under the Term Loan Facility and approximately $2.1 million of other long-term indebtedness. In addition, as of June 30, 2014, after giving effect to approximately $129.9 million of letters of credit issued under the ABL Facility, we are able to borrow approximately $320.1 million under the ABL Facility. As of June 30, 2014, we also had approximately $153.3 million in operating lease commitments.

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

•                  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

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

We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The Company is not subject to any restriction on its ability to incur indebtedness. The terms of the indenture governing the 2022 Notes and the credit agreements governing the Senior Secured Credit Facilities do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If the Company’s subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the 2022 Notes, the Company’s subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $129.9 million of letters of credit issued under the ABL Facility, as of June 30, 2014, we are able to borrow an additional $320.1 million under the ABL Facility.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

The Company and EVHC are each holding companies, and as such they have no independent operations or material assets other than their ownership of equity interests in their respective subsidiaries and our subsidiaries’ contractual arrangements with physicians and professional corporations. The Company and EVHC each depend on their respective subsidiaries to distribute funds to them so that they may pay their obligations and expenses, including satisfying their indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable it to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our respective indebtedness and fund our planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The indenture governing the 2022 Notes and the credit agreements governing the Senior Secured Credit Facilities restrict the ability of most of our subsidiaries to engage in some business and financial transactions.

Indenture. The indenture governing the 2022 Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends on, redeem or repurchase stock or make other distributions in respect of our capital stock;

•                  repurchase, prepay or redeem subordinated indebtedness;

•                  create liens;

•                  transfer or sell assets;

•                  create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•                  make investments;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  enter into certain transactions with our affiliates; and

•                  designate any of our subsidiaries as unrestricted subsidiaries.

Senior Secured Credit Facilities. The credit agreements governing the Senior Secured Credit Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

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

Our failure to comply with obligations under the indenture governing the 2022 Notes and the credit agreements governing the Senior Secured Credit Facilities may result in an event of default under that indenture or those credit agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our indebtedness under the ABL Facility bears interest at variable rates, and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of June 30, 2014, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point increase in interest rates would result in approximately a $17.5 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing the 2022 Notes.

Under the indenture governing the 2022 Notes, upon the occurrence of specific kinds of change of control, EVHC must offer to repurchase the 2022 Notes at a price equal to 101% of the principal amount of the 2022 Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the 2022 Notes would also constitute a default under the credit agreements governing the Senior Secured Credit Facilities that permits the lenders to accelerate the maturity of borrowings thereunder and would require EVHC to offer to repurchase the 2022 Notes under the indenture governing the 2022 Notes. In addition, the Senior Secured Credit Facilities may limit or prohibit the purchase of the 2022 Notes by us in the event of a change of control, unless and until the indebtedness under the ABL Facility and the Term Loan Facility is repaid in full. As a result, following a change of control event, EVHC may not be able to repurchase the 2022 Notes unless all indebtedness outstanding under the Senior Secured Credit Facilities is first repaid and any other indebtedness that contains similar provisions is repaid, or EVHC may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the 2022 Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case EVHC may be unable to repay all indebtedness under the 2022 Notes. We may also require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the 2022 Notes may be limited by law. In order to avoid the obligations to repurchase the 2022 Notes and events of default and potential breaches of the credit agreements governing the Senior Secured Credit Facilities, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

Risks Related to Our Common Stock

The Company is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund all of our operations and expenses, to pay dividends or to meet any debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the indenture governing the 2022 Notes and the agreements governing the Senior Secured Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•                  industry or general market conditions;

•                  domestic and international economic factors unrelated to our performance;

•                  changes in our customers’ preferences;

•                  new regulatory pronouncements and changes in regulatory guidelines;

•                  lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•                  actual or anticipated fluctuations in our quarterly operating results;

•                  changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•                  action by institutional stockholders or other large stockholders (including the CD&R Affiliates), including future sales;

•                  speculation in the press or investment community;

•                  investor perception of us and our industry;

•                  changes in market valuations or earnings of similar companies;

•                  announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

•                  any future sales of our common stock or other securities; and

•                  additions or departures of key personnel.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of July 16, 2014, we had 182,541,854 shares of common stock outstanding. Of these shares, all of the 111,550,000 shares of common stock sold in our initial public offering, and the February 2014 and July 2014 offerings by certain of our stockholders, including the CD&R Affiliates, are freely transferable without restriction or further registration under the Securities Act, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding will be restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

In August 2013, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of June 30, 2014, there were stock options outstanding to purchase a total of 14,874,084 shares of our common stock and there were 123,723 shares of our common stock subject to restricted stock units. In addition, 16,539,986 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The CD&R Affiliates will have significant influence over us and may not always exercise their influence in a way that benefits our public stockholders.

The CD&R Affiliates own approximately 37.2% of the outstanding shares of our common stock. As a result, the CD&R Affiliates will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Although the CD&R Affiliates have reduced their beneficial ownership below 40% of our outstanding common stock, they will still be able to assert significant influence over our Board of Directors and certain corporate actions. The CD&R Affiliates have the right to designate a number of nominees for election to our Board of Directors (the “CD&R Designees”) equal to: (i) at least 30% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 30% but less than 40% of the outstanding shares of our common stock; (ii) at least 20% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 20% but less than 30% of the outstanding shares of our common stock; and (iii) at least 5% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of our common stock. A CD&R Designee is required to serve as the Chairman of the Board of Directors as long as the CD&R Affiliates own at least 30% of the outstanding shares of our common stock.

Because the CD&R Affiliates’ interests may differ from your interests, actions the CD&R Affiliates take as a significant stockholder may not be favorable to you. For example, the concentration of ownership held by the CD&R Affiliates could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Under our amended and restated certificate of incorporation, the CD&R Affiliates and their respective affiliates and, in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Affiliates and their respective affiliates, have no obligation to offer us corporate opportunities.

The policies relating to corporate opportunities and transactions with the CD&R Affiliates set forth in our second amended and restated certificate of incorporation (“amended and restated certificate of incorporation”) address potential conflicts of interest between the Company, on the one hand, and the CD&R Affiliates and their respective officers and directors who are directors or officers of our company, on the other hand. By becoming a stockholder in the Company, you will be deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Affiliates and their respective affiliates fairly, conflicts may not be so resolved.

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

Our initial public offering was completed on August 19, 2013. As a new public company, we are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange (“NYSE”) and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which will increase our operating costs. These changes will also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors and its committees and institute more comprehensive compliance and investor relations functions.

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

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a similar lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•                  authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•                  provide for our classified Board of Directors, which divides our Board of Directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•                  limit the ability of stockholders to remove directors;

•                  provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office;

•                  prohibit stockholders from calling special meetings of stockholders;

•                  prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•                  establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•                  require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the indenture governing the 2022 Notes and the agreements governing the ABL Facility and the Term Loan Facility significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We are no longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. However, we may continue to rely on exemptions from certain corporate governance requirements during a one year transition period.

As of July 16, 2014, the CD&R Affiliates no longer control a majority of the voting power of our outstanding common stock. As a result, we are no longer a “controlled company” within the meaning of the corporate governance rules of the NYSE. Consequently, under the NYSE corporate governance rules, we are required to (i) appoint a majority of independent directors to our Board of Directors within one year of the date we no longer qualified as a “controlled company”, (ii) appoint a majority of independent directors to each of the compensation and nominating and corporate governance committees within 90 days of the date we no longer qualified as a “controlled company” and such committees must be composed entirely of independent directors within one year of such date, and (iii) have an annual performance evaluation of the nominating and corporate governance and compensation committees. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition periods, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (“DGCL”) or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

August 14, 2014	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

2.1

Interest Purchase Agreement, dated as of June 10, 2014, by and among EmCare, Inc., Phoenix Physicians, LLC and Sellers (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated June 10, 2014).

4.1	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.2 hereto).

4.2

Indenture, dated as of June 18, 2014, among Envision Healthcare Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by referenced to Exhibit 4.1 to the Company’s Form 8-K, dated June 19, 2014).

4.3

First Supplemental Indenture, dated as of June 18, 2014, among Envision Healthcare Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed June 19, 2014).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*Filed with this Report