Form 10-Q
period 2014-09-30
Envision Healthcare Holdings, Inc.
filed 2014-11-12
CIK 1578318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant’s telephone number, including area code: 303-495-1200

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

At November 3, 2014, the registrant had 183,524,958 shares of common stock, par value $0.01 per share, outstanding.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE HOLDINGS, INC.

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “the “Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,170	$204,712
Insurance collateral	27,899	29,619
Trade and other accounts receivable, net	913,413	801,146
Parts and supplies inventory	23,983	23,376
Prepaids and other current assets	51,950	23,430
Total current assets	1,264,415	1,082,283
Non-current assets:
Property, plant and equipment, net	203,405	194,715
Intangible assets, net	543,226	513,698
Insurance collateral	8,663	12,716
Goodwill	2,536,156	2,435,670
Other long-term assets	38,629	60,935
Total assets	$4,594,494	$4,300,017
Liabilities and Equity
Current liabilities:
Accounts payable	$52,072	$52,588
Accrued liabilities	413,685	350,936
Current deferred tax liabilities	36,383	35,487
Current portion of long-term debt and capital lease obligations	12,235	12,318
Total current liabilities	514,375	451,329
Long-term debt and capital lease obligations	2,029,095	1,895,381
Long-term deferred tax liabilities	151,225	151,130
Insurance reserves	167,628	175,427
Other long-term liabilities	16,707	16,997
Total liabilities	2,879,030	2,690,264
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 183,381,792 and 180,382,885 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	1,834	1,804
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013)	—	—
Additional paid-in capital	1,609,244	1,575,417
Retained earnings	93,950	18,341
Accumulated other comprehensive income (loss)	(1,611)	(839)
Total Envision Healthcare Holdings, Inc. equity	1,703,417	1,594,723
Noncontrolling interest	12,047	15,030
Total equity	1,715,464	1,609,753
Total liabilities and equity	$4,594,494	$4,300,017

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue, net of contractual discounts	$1,989,957	$1,691,208	$5,802,153	$4,986,261
Provision for uncompensated care	(839,628)	(735,320)	(2,562,286)	(2,242,794)
Net revenue	1,150,329	955,888	3,239,867	2,743,467
Compensation and benefits	819,353	677,797	2,330,021	1,963,546
Operating expenses	129,535	110,387	364,885	313,145
Insurance expense	27,527	26,974	90,091	78,647
Selling, general and administrative expenses	22,851	40,733	65,820	86,521
Depreciation and amortization expense	36,796	35,175	108,786	104,552
Restructuring charges	366	1,319	4,906	4,988
Income from operations	113,901	63,503	275,358	192,068
Interest income from restricted assets	175	2	507	634
Interest expense, net	(25,742)	(46,772)	(84,793)	(148,526)
Realized gains (losses) on investments	(466)	158	648	276
Other income (expense), net	(660)	(52)	(3,432)	(13,022)
Loss on early debt extinguishment	—	(29,519)	(66,397)	(29,641)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	87,208	(12,680)	121,891	1,789
Income tax benefit (expense)	(34,437)	4,949	(49,700)	(3,932)
Income (loss) before equity in earnings of unconsolidated subsidiary	52,771	(7,731)	72,191	(2,143)
Equity in earnings of unconsolidated subsidiary	72	68	185	230
Net income (loss)	52,843	(7,663)	72,376	(1,913)
Less: Net (income) loss attributable to noncontrolling interest	(67)	—	3,233	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,776	$(7,663)	$75,609	$(1,913)
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.29	$(0.05)	$0.42	$(0.01)
Diluted	$0.28	$(0.05)	$0.40	$(0.01)

Weighted-average common shares outstanding:
Basic	182,564,837	157,282,885	181,502,232	139,969,940
Diluted	190,184,323	157,282,885	189,707,609	139,969,940

Comprehensive income (loss):
Net income (loss)	$52,843	$(7,663)	$72,376	$(1,913)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(310)	(133)	(1,012)	(582)
Unrealized gains (losses) on derivative financial instruments	(74)	236	240	(42)
Total other comprehensive income (loss), net of tax	(384)	103	(772)	(624)
Comprehensive income (loss)	52,459	(7,560)	71,604	(2,537)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(67)	—	3,233	—
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,392	$(7,560)	$74,837	$(2,537)

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$72,376	$(1,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	116,133	118,683
(Gain) loss on disposal of property, plant and equipment	(2,094)	(55)
Equity-based compensation expense	3,612	3,186
Excess tax benefits from equity-based compensation	(38,520)	(3,168)
Loss on early debt extinguishment	66,397	29,641
Equity in earnings of unconsolidated subsidiary	(185)	(230)
Dividends received	430	556
Deferred income taxes	1,456	4,319
Payment of dissenting shareholder settlement	—	(13,717)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(92,537)	(126,506)
Parts and supplies inventory	(574)	(489)
Prepaids and other current assets	(10,959)	(8,997)
Accounts payable and accrued liabilities	85,008	22,520
Insurance accruals	(6,539)	1,795
Net cash provided by (used in) operating activities	194,004	25,625
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(52,654)	(2,615)
Sales and maturities of available-for-sale securities	40,425	7,616
Purchases of property, plant and equipment	(55,659)	(45,493)
Proceeds from sale of property, plant and equipment	2,299	396
Acquisition of businesses, net of cash received	(199,261)	(27,358)
Net change in insurance collateral	2,021	(2,121)
Other investing activities	(1,774)	(456)
Net cash provided by (used in) investing activities	(264,603)	(70,031)
Cash Flows from Financing Activities
Issuance of common stock	—	1,112,017
Borrowings under the Term Loan	—	150,000
Borrowings under the ABL Facility	50,000	345,440
Proceeds from issuance of senior notes	740,625	—
Repayments of the Term Loan	(6,686)	(10,028)
Repayments of the ABL Facility	(50,000)	(470,440)
Repayments of PIK Notes and senior notes	(607,750)	(450,000)
Payment for debt extinguishment premiums	(37,630)	(12,386)
Debt issuance costs	(2,221)	(5,011)
Equity issuance costs	—	(63,420)
Proceeds from stock options exercised	7,405	—
Excess tax benefits from equity-based compensation	38,520	3,168
Shares repurchased for tax withholdings	(14,430)	—
Proceeds from noncontrolling interest	250	—
Payment of dissenting shareholder settlement	—	(38,336)
Net change in bank overdrafts	—	1,686
Other financing activities	(5,026)	(355)
Net cash provided by (used in) financing activities	113,057	562,335
Change in cash and cash equivalents	42,458	517,929
Cash and cash equivalents, beginning of period	204,712	57,832
Cash and cash equivalents, end of period	$247,170	$575,761

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

On August 13, 2013, the Company’s registration statement (the “Registration Statement”) for an initial public offering of its common stock, par value $0.01 per share (“Common Stock”) was declared effective.  On February 5, 2014, the Company registered the offering and sale of 31,625,000 shares of Common Stock (including shares sold pursuant to the underwriters’ option to purchase additional shares) by certain stockholders of the Company at a public offering price of $30.50 per share.  On July 10, 2014, the Company registered the offering and sale of 31,625,000 shares of Common Stock (including shares sold pursuant to the underwriters’ option to purchase additional shares) by certain stockholders of the Company at a public offering price of $34.00 per share.  On September 23, 2014, the Company registered the offering and sale of 17,500,000 shares of Common Stock by certain stockholders of the Company.  The shares were sold to the underwriter for $34.97 per share and the underwriter offered the shares to the public from time to time at prevailing market prices or at negotiated prices.  See Note 2 for further information on the Company’s public offerings and its equity.

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

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s captive insurance subsidiary that supports the Company’s insurance program and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

Realized gains and losses are determined based on an average cost basis.

Insurance collateral also includes a receivable from insurers of $1.8 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2013 was equal to approximately 87% and 89% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Gross trade accounts receivable	$4,691,710	$3,841,672
Allowance for contractual discounts	(2,525,606)	(2,002,704)
Allowance for uncompensated care	(1,252,719)	(1,038,833)
Trade accounts receivable, net	913,385	800,135
Other receivables, net	28	1,011
Trade and other accounts receivable, net	$913,413	$801,146

Other receivables primarily represent employee advances and other miscellaneous receivables.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix. These allowances are reviewed and adjusted monthly through revenue provisions. The Company continuously compares actual cash collected on a date of service basis to the revenue recorded for that period and records any  adjustment necessary for an overage or deficit in these allowances based on actual collections.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience. The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates. The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients. AMR’s allowances on self-pay accounts receivable are estimated based on historical write-off experience.

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

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns and legal costs, and changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs. Claims are discounted at a rate of 1.5%.

The Company’s most recent actuarial valuation was completed in September 2014. As a result of this and previous actuarial valuations, the Company recorded a decrease in its provision for insurance liabilities of $0.7 million and an increase in its provision for insurance liabilities of $6.6 million during the three and nine months ended September 30, 2014, respectively, as compared to increases of $1.6 million and $1.2 million for the three and nine months ended September 30, 2013, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $167.6 million and $175.4 million as of September 30, 2014 and December 31, 2013, respectively.

Equity Structure and Public Offerings

On August 13, 2013, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) for an initial public offering of its Common Stock. The Company registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock sold to the underwriters pursuant to their option to purchase additional shares at a price of $23.00 per share. On August 19, 2013, the Company completed the offering of 48,300,000 shares of Common Stock, at a price of $23.00 per share, for an aggregate offering price of $1,110.9 million, and the offering terminated. At the closing, the Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to Clayton, Dubilier & Rice, LLC (“CD&R”) in connection with the termination of a consulting agreement with the Company (“Consulting Agreement”) which was recorded in the third quarter of 2013 to selling, general and administrative expenses in the statements of operations (see Note 13).

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

On September 23, 2014, the Company registered the offering and sale of 17,500,000 shares of Common Stock by certain stockholders of the Company.  The shares were sold to the underwriter for $34.97 per share and the underwriter offered the shares to the public from time to time at prevailing market prices or at negotiated prices.  The CD&R Affiliates, certain executive officers and directors of the Company and certain non-executives were the selling stockholders in the offering. The Company did not receive any of the proceeds from the sale of the shares being sold by the selling stockholders.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of September 30, 2014 and December 31, 2013. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the nine months ended September 30, 2014 and 2013, the Company derived approximately 31% and 28%, respectively, of its revenue from Medicare and Medicaid, 66% and 68%, respectively, from insurance providers and contracted payors, and 3% and 4%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of September 30, 2014 was approximately $738.8 million with a carrying amount of $750.0 million.

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$24,998	$—	$—	$24,998
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	22	—	22
Interest rate swap	—	1,991	—	1,991

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$12,710	$517	$—	$13,227
Fuel hedge	—	672	—	672
Liabilities:
Contingent consideration	—	—	7,734	7,734
Interest rate swap	—	3,135	—	3,135

The contingent consideration balance classified as a Level 3 liability has decreased by $5.7 million since December 31, 2013 primarily due to payments made, offset by an increase of $2.0 million from recent acquisitions.

During the nine months ended September 30, 2014 and 2013, there were no transfers in and out of Level 1 and Level 2 fair value measurements.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care, or bad debt expense, are related principally to the number of self-pay patients treated in the period and are based primarily on historical collection experience to reduce revenues net of contractual discounts to the estimated amounts the Company expects to collect. Subsidy and fee revenue primarily represent hospital subsidies at EmCare and fees for stand-by services, special event services and community subsidies at AMR.

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

The Company has historically reported Medicare and Medicaid managed care in the line “Commercial insurance and managed care”. Medicare managed care and Medicaid managed care have been reclassified into the Medicare and Medicaid lines in the current period and all prior periods have been conformed to current period presentation.  Net revenue for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fee-for-service revenue, net of contractual discounts:
Medicare	$265,300	$231,517	$816,040	$732,153
Medicaid	70,343	52,089	236,784	196,952
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	736,600	591,980	1,989,350	1,649,307
Self-pay	728,598	644,141	2,205,326	1,961,170
Sub-total	1,800,841	1,519,727	5,247,500	4,539,582
Subsidies and fees	189,116	171,481	554,653	446,679
Revenue, net of contractual discounts	1,989,957	1,691,208	5,802,153	4,986,261
Provision for uncompensated care	(839,628)	(735,320)	(2,562,286)	(2,242,794)
Net revenue	$1,150,329	$955,888	$3,239,867	$2,743,467

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate decreased the contractual discount and uncompensated care provisions (increased net revenue) by approximately $1.1 million for the three months ended September 30, 2014 and increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $2.7 million for the nine months ended September 30, 2014, and increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $1.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

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

3.             Basic and Diluted Net Income (Loss) Per Share

The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to Envision Healthcare Holdings, Inc.” by the “Weighted-average common shares outstanding” for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of the Company’s common stock. The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except share and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,776	$(7,663)	$75,609	$(1,913)

Weighted-average common shares outstanding — common stock:
Basic	182,564,837	157,282,885	181,502,232	139,969,940
Dilutive impact of stock awards outstanding	7,619,486	—	8,205,377	—
Diluted	190,184,323	157,282,885	189,707,609	139,969,940

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.29	$(0.05)	$0.42	$(0.01)
Diluted	$0.28	$(0.05)	$0.40	$(0.01)

The Company had a net loss for the three and nine months ended September 30, 2013; therefore, the effect of stock awards to purchase common stock of 6,088,252 and 8,663,107, respectively, is excluded from the computations of diluted loss per share since the effect is anti-dilutive. As of September 30, 2014 and 2013, there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4.              Acquisitions

2014 Acquisitions

Phoenix Physicians, LLC (“Phoenix Physicians”). On June 17, 2014, the Company acquired the stock of Phoenix Physicians for a total purchase price of $169.5 million paid in cash (the “Phoenix Physicians Acquisition”).  Phoenix Physicians, in part through management services agreements with professional entities, is engaged in providing medical practices support and emergency department management and staffing services to hospitals, physicians and healthcare facilities in Florida. The Company has accounted for the acquisition of Phoenix Physicians using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. All of the goodwill is tax deductible and assigned to the EmCare segment.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash	$7,052
Accounts receivable	16,748
Prepaid and other current assets	17,268
Property, plant, and equipment	92
Acquired intangible assets	56,000
Goodwill	98,402
Accounts payable	(1,073)
Accrued liabilities	(11,039)
Insurance reserves	(14,000)
Total purchase price	$169,450

During the three months ended September 30, 2014, the Company made a purchase price allocation adjustment that increased goodwill and other current assets by $1.6 million and $16.9 million, respectively, with a corresponding increase to accrued liabilities and insurance reserves of $4.5 million and $14.0 million, respectively, to record the transfer of risk of the malpractice claims liability.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue	$34,076	$28,647	$98,346	$84,576
Net income	1,833	733	3,943	1,714

The Company’s statements of operations for the three months and nine months ended September 30, 2014 include net revenue of $34.1 million and $37.6 million, respectively, and net income of $1.8 million and $2.1 million, respectively, attributable to Phoenix Physicians.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the nine months ended September 30, 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $12.1 million. The total purchase price for these acquisitions was allocated to goodwill of $7.1 million, $6.9 million of which is tax deductible goodwill, other acquired intangible assets of $27.1 million, and net current assets of $3.8 million, which are subject to adjustment based upon the completion of purchase price allocations.

2013 Acquisitions

During the year ended December 31, 2013, indirect, wholly-owned subsidiaries of the Company completed the acquisitions of CMORx, LLC and Loya Medical Services, PLLC, which provide clinical management software, each of T.M.S. Management Group, Inc. and Transportation Management Services of Brevard, Inc. (collectively, “TMS”), two related corporations that leverage the provision of non-emergency medical transportation services by third-party transportation service providers, Jackson Emergency Consultants, which provides facility based physician staffing in northern Florida, and other smaller acquisitions for a combined purchase price of $34.2 million paid in cash.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the nine months ended September 30, 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $5.4 million. The total purchase price for these acquisitions was allocated to goodwill of $20.8 million, all of which is tax deductible goodwill, other acquired intangible assets of $14.9 million, and net current liabilities of $1.5 million. The allocation of purchase price for the 2013 acquisitions is subject to adjustment based upon the completion of purchase price allocations, except for the allocation of the TMS purchase price which is complete as of September 30, 2014.

5.          Insurance Collateral

Insurance collateral consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Available-for-sale securities:
U.S. Treasuries	$1,198	$2,100
Corporate bonds /Fixed income	8,426	6,372
Corporate equity	15,374	4,755
Total available-for-sale securities	24,998	13,227
Insurance receivable	1,796	1,300
Cash deposits and other	9,768	27,808
Total insurance collateral	$36,562	$42,335

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$1,191	$10	$(3)	$1,198
Corporate bonds /Fixed income	8,439	3	(16)	8,426
Corporate equity	15,982	—	(608)	15,374
Total available-for-sale securities	$25,612	$13	$(627)	$24,998

	December 31, 2013
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$2,064	$37	$(1)	$2,100
Corporate bonds /Fixed income	6,384	26	(38)	6,372
Corporate equity	4,399	500	(144)	4,755
Total available-for-sale securities	$12,847	$563	$(183)	$13,227

As of September 30, 2014, available-for-sale securities included U.S. Treasuries and corporate bonds /fixed income securities of $1.7 million with contractual maturities within one year, $7.4 million with contractual maturities extending longer than one year through five years and $0.5 million with contractual maturities extending longer than five years through and including ten years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$132	$(1)
12 months or more	132	(3)	—	—
Corporate bonds /Fixed income:
Less than 12 months	6,531	(13)	2,768	(18)
12 months or more	1,335	(3)	2,178	(20)
Corporate equity:
Less than 12 months	15,374	(608)	—	—
12 months or more	—	—	2,553	(144)
Total	$23,372	$(627)	$7,631	$(183)

The Company evaluates the investment securities available-for-sale on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing the fair value of the security compared to the carrying amount, the historical volatility of the price of each security, and any industry and company specific factors related to each security.

The Company is not aware of any specific factors indicating that the underlying issuers of the U.S. Treasuries and corporate bonds /fixed income securities would not be able to pay interest as it becomes due or repay the principal amount at maturity.  Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to temporary market fluctuations.  Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company realized net losses of $0.5 million and net gains of $0.6 million on the sale and maturities of available-for-sale securities for the three and nine months ended September 30, 2014, respectively, and net gains of $0.2 million and $0.3 million on the sale and maturities of available-for-sale securities for both the three and nine months ended September 30, 2013, respectively.

6.              Accrued Liabilities

Accrued liabilities were as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accrued wages and benefits	$186,983	$161,398
Accrued paid time-off	30,115	25,713
Current portion of self-insurance reserves	73,719	73,738
Accrued restructuring	6,200	5,682
Current portion of compliance and legal	3,928	2,000
Accrued billing and collection fees	3,057	2,954
Accrued incentive compensation	33,297	19,570
Accrued income taxes	8,015	—
Accrued interest	12,812	6,898
Other	55,559	52,983
Total accrued liabilities	$413,685	$350,936

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

As of September 30, 2014, letters of credit outstanding which impact the available credit under the ABL Facility were $130.2 million and the maximum available under the ABL Facility was $319.8 million.

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

Senior Unsecured Notes due 2022

On June 18, 2014, Corporation issued $750.0 million of senior unsecured notes due 2022 (“2022 Notes”) the proceeds of which were used to redeem the 2019 Notes and for other general corporate purposes. The Company paid $9.4 million in financing fees to the creditors of the 2022 Notes which was recorded to loss on early debt extinguishment in the second quarter of 2014.

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

Debt and capital lease obligations consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Senior unsecured notes due 2019	$—	$607,750
Senior unsecured notes due 2022	750,000	—
Senior secured term loan due 2018 (4.00% at September 30, 2014 and December 31, 2013)	1,292,917	1,302,945
Discount on senior secured term loan	(3,567)	(4,217)
ABL Facility	—	—
Notes due at various dates from 2014 to 2022 with interest rates from 6% to 10%	731	852
Capital lease obligations due at various dates from 2014 to 2018	1,249	369
Total	2,041,330	1,907,699
Less current portion	(12,235)	(12,318)
Total long-term debt and capital lease obligations	$2,029,095	$1,895,381

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

At September 30, 2014, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.76 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 0.6 million gallons, which represents approximately 25.2% of the Company’s total estimated usage during the periods hedged, through December 2014. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability and an asset associated with the fair value of the fuel hedge in the amount of less than $0.1 million and $0.7 million, respectively, as of September 30, 2014 and December 31, 2013, respectively. Over the next 12 months, the Company expects to reclassify less than $0.1 million of deferred loss from accumulated other comprehensive income as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.1 million for each of the three months ended September 30, 2014 and 2013, respectively, and $0.4 million for each of the nine months ended September 30, 2014 and 2013, respectively.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $2.0 million and $3.1 million as of September 30, 2014 and December 31, 2013, respectively. Over the next 12 months, the Company expects to reclassify $2.0 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for each of the three months ended September 30, 2014 and 2013, respectively, and $1.5 million for each of the nine months ended September 30, 2014 and 2013, respectively.

9.              Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of September 30, 2014 and December 31, 2013 (in thousands).  All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of January 1, 2013	$1,057	$(2,861)	$1,591	(213)
Other comprehensive income (loss) before reclassifications	(396)	(336)	(598)	(1,330)
Amounts reclassified from accumulated other comprehensive income (loss)	(241)	1,239	(294)	704
Net current-period other comprehensive income (loss)	(637)	903	(892)	(626)
Balance as of December 31, 2013	$420	$(1,958)	$699	$(839)
Other comprehensive income (loss) before reclassifications	(501)	38	(608)	(1,071)
Amounts reclassified from accumulated other comprehensive income (loss)	(226)	929	(404)	299
Net current-period other comprehensive income (loss)	(727)	967	(1,012)	(772)
Balance as of September 30, 2014	$(307)	$(991)	$(313)	$(1,611)

The following table shows the line item on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI components	2014	2013	2014	2013	Statements of Operations
Gains and losses on cash flow hedges:
Fuel Hedge	$86	$106	$362	$326	Operating expenses
Interest rate swap	(496)	(502)	(1,489)	(1,489)	Interest expense, net
	(410)	(396)	(1,127)	(1,163)	Total before tax
	153	149	424	437	Tax benefit (expense)
	$(257)	$(247)	$(703)	$(726)	Net of tax
Unrealized holding gains on available-for-sale securities	$(466)	$158	$648	$276	Realized gains (losses) on investments
	(466)	158	648	276	Total before tax
	176	(59)	(244)	(104)	Tax benefit (expense)
	$(290)	$99	$404	$172	Net of tax

10.       Restructuring Charges

The Company recorded restructuring charges of $0.4 million and $4.9 million during the three and nine months ended September 30, 2014, respectively, and $1.3 million and $5.0 million during the three and nine months ended September 30, 2013, respectively, related primarily to continuing efforts to re-align AMR’s operations and billing functions.  Payments currently under this plan are expected to be complete by March 2015.

	AMR
	Lease and
	other contract
	termination		EmCare	EVHC
	costs	Severance	Severance	Severance	Total
			(in thousands)
Balance as of January 1, 2013	$8,122	$3,015	$773	$408	$12,318
Incurred	1,876	2,890	913	20	5,699
Paid	(6,989)	(3,765)	(1,204)	(377)	(12,335)
Balance as of December 31, 2013	$3,009	$2,140	$482	$51	$5,682
Incurred	3,265	512	729	400	4,906
Paid	(1,712)	(1,296)	(929)	(451)	(4,388)
Balance as of September 30, 2014	$4,562	$1,356	$282	$—	$6,200

11.       Equity Based Compensation

Upon completion of the Company’s initial public offering, the previous stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of September 30, 2014, a total of 16,539,527 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of September 30, 2014, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.1 million and $1.1 million was recorded for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $3.2 million was recorded for the nine months ended September 30, 2014 and 2013, respectively.

12.       Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $11.3 million and $11.3 million for the three months ended September 30, 2014 and 2013, respectively and $34.0 million and $33.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Letters of Credit

As of September 30, 2014 and December 31, 2013, the Company had $130.2 million and $129.9 million, respectively, in outstanding letters of credit.

Other Legal Matters

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

Four different putative class action lawsuits have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles: and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles.  The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action.  In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks.  The plaintiffs sought to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law.  The Court has certified classes in the consolidated Karapetian /Aguilar case on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time round policy, and that AMR has an unlawful practice of setting rates for those employees; the Court denied certification of the rest period claims of these employees.  In Banta, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel have indicated that they intend to dismiss that claim as AMR’s policy complies with a recent Court of Appeal decision.  In Bartoni, the Court denied certification on the meal and rest period claims, but certified a class on the overtime claims, as to which the Company intends to seek summary judgment. The Company is unable at this time to estimate the amount of potential damages, if any in any of these actions.

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

In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. We cooperated with the Department and, in March 2014, we were notified that the investigation was concluded and closed.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

13.      Related Party Transactions

CD&R Affiliates

Stockholders Agreement

In connection with the Company’s initial public offering, the Company entered into a stockholders agreement (“Stockholders Agreement”) with CD&R Affiliates. Under the Stockholders Agreement, CD&R Affiliates were granted the right to designate for nomination for election a number of CD&R-designated directors equal to: (i) at least a majority of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 50% of the outstanding shares of Common Stock, (ii) at least 40% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, (iii) at least 30% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 30% but less than 40% of the outstanding shares of Common Stock, (iv) at least 20% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 20% but less than 30% of the outstanding shares of Common Stock, and (v) at least 5% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of Common Stock. Additionally, a CD&R-designated director will serve as the Chairman of the board of directors as long as the CD&R Affiliates own at least 30% of the outstanding shares of Common Stock. As of September 30, 2014, the CD&R Affiliates owned approximately 27.7% of the outstanding shares of Common Stock.

Consulting Agreement

The Company was party to the Consulting Agreement, dated May 25, 2011 (the “Consulting Agreement”), with CD&R pursuant to which CD&R provided the Company and its subsidiaries with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. The Company expensed $2.5 million for the nine months ended September 30, 2013, respectively, for this fee.

During the third quarter of 2013, the Company made a $20.0 million payment to CD&R with proceeds received from the initial public offering of Common Stock of the Company to terminate the Consulting Agreement.

Registration Rights Agreement

In connection with the closing of the Merger, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates which grants the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company’s Common Stock. Under the Registration Rights Agreement, if the Company registers Common Stock under the Securities Act of 1933, as amended (the “Securities Act”), holders of the Common Stock, including CD&R Affiliates, have the right to require the Company’s to use reasonable best efforts to include in the Company’s registration statement shares of Common Stock held by them, subject to certain limitations and at the expense of the Company.

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

Other

On November 25, 2008, the Company entered into a corporate account agreement with The Hertz Corporation pursuant to which it agreed to spend a minimum total amount of $460,000 per year for the rental of cars from The Hertz Corporation and its subsidiaries and licensees. For each of the three and nine months ended September 30, 2014 and 2013, we spent less than $1.0 million under this contract. The agreement had an initial one-year term, and renews automatically until terminated by either party. Investment funds associated with CD&R had been affiliated with Hertz Global Holdings.

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

The following table summarizes the UHS-EmCare JV assets and liabilities as of September 30, 2014, which are included in the Company’s consolidated financial statements (in thousands):

September 30,
2014
Current assets	$18,021
Current liabilities	8,773

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of September 30, 2014 and December 31, 2013, which are included in the Company’s consolidated financial statements (in thousands):

	September 30,	December 31,
	2014	2013
Current assets	$137,992	$88,479
Current liabilities	31,294	22,005

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

The Company’s operating segment results were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Facility-Based Physician Services
Net revenue	$748,080	$605,105	$2,082,661	$1,729,158
Income from operations	81,246	55,706	201,325	156,802
Adjusted EBITDA	99,726	82,032	258,179	218,767

Healthcare Transportation Services
Net revenue	$402,249	$350,783	$1,157,206	$1,014,309
Income from operations	32,655	7,782	74,033	35,339
Adjusted EBITDA	52,507	39,623	138,223	109,843

Segment Totals
Net revenue	$1,150,329	$955,888	$3,239,867	$2,743,467
Income from operations	113,901	63,488	275,358	192,141
Adjusted EBITDA	152,233	121,655	396,402	328,610

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$52,843	$(7,663)	$72,376	$(1,913)
Add-back of non-operating expense (income):
Interest expense, net	25,742	46,772	84,793	148,526
Income tax expense (benefit)	34,437	(4,949)	49,700	3,932
Loss on early debt extinguishment	—	29,519	66,397	29,641
Realized losses (gains) on investments	466	(158)	(648)	(276)
Interest income from restricted assets	(175)	(2)	(507)	(634)

Equity in earnings of unconsolidated subsidiary	(72)	(68)	(185)	(230)
Other expense (income), net	660	52	3,432	13,022
Corporate operating expense	—	(15)	—	73
Income from operations — segment totals	113,901	63,488	275,358	192,141

Add-back of operating expense (income):
Depreciation and amortization expense	36,796	35,175	108,786	104,552
Restructuring charges	366	1,319	4,906	4,988
Net loss (income) attributable to noncontrolling interest	(67)	—	3,233	—
Interest income from restricted assets	175	2	507	634
Equity-based compensation expense	1,062	1,062	3,612	3,186
Related party management fees	—	20,609	—	23,109
Adjusted EBITDA — segment totals	152,233	121,655	396,402	328,610
Corporate operating expense	—	15	—	(73)
Adjusted EBITDA	$152,233	$121,670	$396,402	$328,537

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

Consolidating Balance Sheet

As of September 30, 2014

(in thousands, unaudited)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$247,165	$—	$247,170
Insurance collateral	—	27,899	—	27,899
Trade and other accounts receivable, net	—	913,413	—	913,413
Parts and supplies inventory	—	23,983	—	23,983
Prepaids and other current assets	27,273	54,245	(29,568)	51,950
Total current assets	27,278	1,266,705	(29,568)	1,264,415
Property, plant, and equipment, net	—	203,405	—	203,405
Intangible assets, net	—	543,226	—	543,226
Long-term deferred tax assets	128	—	(128)	—
Insurance collateral	—	8,663	—	8,663
Goodwill	—	2,536,156	—	2,536,156
Other long-term assets	—	38,629	—	38,629
Investment in wholly owned subsidiary	1,677,128	—	(1,677,128)	—
Total assets	$1,704,534	$4,596,784	$(1,706,824)	$4,594,494
Liabilities and Equity
Current liabilities:
Accounts payable	$1,117	$50,955	$—	52,072
Accrued liabilities	—	422,941	(9,256)	413,685
Current deferred tax liabilities	—	56,695	(20,312)	36,383
Current portion of long-term debt and capital lease obligations	—	12,235	—	12,235
Total current liabilities	1,117	542,826	(29,568)	514,375
Long-term debt and capital lease obligations	—	2,029,095	—	2,029,095
Long-term deferred tax liabilities	—	151,353	(128)	151,225
Insurance reserves	—	167,628	—	167,628
Other long-term liabilities	—	16,707	—	16,707
Total liabilities	1,117	2,907,609	(29,696)	2,879,030
Equity:
Common stock	1,834	—	—	1,834
Preferred stock	—	—	—	—
Additional paid-in capital	1,609,244	1,516,383	(1,516,383)	1,609,244
Retained earnings	93,950	162,356	(162,356)	93,950
Accumulated other comprehensive loss	(1,611)	(1,611)	1,611	(1,611)
Total Envision Healthcare Holdings, Inc. equity	1,703,417	1,677,128	(1,677,128)	1,703,417
Noncontrolling interest	—	12,047	—	12,047
Total equity	1,703,417	1,689,175	(1,677,128)	1,715,464
Total liabilities and equity	$1,704,534	$4,596,784	$(1,706,824)	$4,594,494

Consolidating Balance Sheet

As of December 31, 2013

(in thousands)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$81,722	$122,990	—	$204,712
Insurance collateral	—	29,619	—	29,619
Trade and other accounts receivable, net	—	801,146	—	801,146
Parts and supplies inventory	—	23,376	—	23,376
Prepaids and other current assets	26,860	23,925	(27,355)	23,430
Total current assets	108,582	1,001,056	(27,355)	1,082,283
Property, plant, and equipment, net	—	194,715	—	194,715
Intangible assets, net	—	513,698	—	513,698
Long-term deferred tax assets	128	—	(128)	—
Insurance collateral	—	12,716	—	12,716
Goodwill	—	2,435,670	—	2,435,670
Other long-term assets	—	60,935	—	60,935
Investment in wholly owned subsidiary	1,486,129	—	(1,486,129)	—
Total assets	$1,594,839	$4,218,790	(1,513,612)	$4,300,017
Liabilities and Equity
Current liabilities:
Accounts payable	$116	$52,472	—	$52,588
Accrued liabilities	—	357,979	(7,043)	350,936
Current deferred tax liabilities	—	55,799	(20,312)	35,487
Current portion of long-term debt and capital lease obligations	—	12,318	—	12,318
Total current liabilities	116	478,568	(27,355)	451,329
Long-term debt and capital lease obligations	—	1,895,381	—	1,895,381
Long-term deferred tax liabilities	—	151,258	(128)	151,130
Insurance reserves	—	175,427	—	175,427
Other long-term liabilities	—	16,997	—	16,997
Total liabilities	116	2,717,631	(27,483)	2,690,264
Equity:
Common stock	1,804	—	—	1,804
Preferred stock	—	—	—	—
Additional paid-in capital	1,575,417	1,402,861	(1,402,861)	1,575,417
Retained earnings	18,341	84,107	(84,107)	18,341
Accumulated other comprehensive loss	(839)	(839)	839	(839)
Total Envision Healthcare Holdings, Inc. equity	1,594,723	1,486,129	(1,486,129)	1,594,723
Noncontrolling interest	—	15,030	—	15,030
Total equity	1,594,723	1,501,159	(1,486,129)	1,609,753
Total liabilities and equity	$1,594,839	$4,218,790	$(1,513,612)	$4,300,017

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Three months ended September 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$1,150,329	$—	$1,150,329
Compensation and benefits	—	819,353	—	819,353
Operating expenses	—	129,535	—	129,535
Insurance expense	—	27,527	—	27,527
Selling, general and administrative expenses	—	22,851	—	22,851
Depreciation and amortization expense	—	36,796	—	36,796
Restructuring charges	—	366	—	366
Income (loss) from operations	—	113,901	—	113,901
Interest income from restricted assets	—	175	—	175
Interest expense, net	—	(25,742)	—	(25,742)
Realized gains (losses) on investments	—	(466)	—	(466)
Other income (expense), net	(1,433)	773	—	(660)
Loss on early debt extinguishment	—	—	—	—
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(1,433)	88,641	—	87,208
Income tax benefit (expense)	697	(35,134)	—	(34,437)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(736)	53,507	—	52,771
Equity in net income (loss) of subsidiary	53,512	—	(53,512)	—
Equity in earnings of unconsolidated subsidiary	—	72	—	72
Net income (loss)	52,776	53,579	(53,512)	52,843
Less: Net (income) loss attributable to noncontrolling interest	—	(67)	—	(67)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,776	$53,512	$(53,512)	$52,776

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Three months ended September 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$955,888	$—	$955,888
Compensation and benefits	—	677,797	—	677,797
Operating expenses	(17)	110,404	—	110,387
Insurance expense	—	26,974	—	26,974
Selling, general and administrative expenses	2	40,731	—	40,733
Depreciation and amortization expense	—	35,175	—	35,175
Restructuring charges	—	1,319	—	1,319
Income from operations	15	63,488	—	63,503
Interest income from restricted assets	—	2	—	2
Interest expense, net	(7,641)	(39,131)	—	(46,772)
Realized gains (losses) on investments	—	158	—	158
Other income (expense), net	—	(52)	—	(52)
Loss on early debt extinguishment	(29,519)	—	—	(29,519)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(37,145)	24,465	—	(12,680)
Income tax benefit (expense)	14,765	(9,816)	—	4,949
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(22,380)	14,649	—	(7,731)
Equity in net income (loss) of subsidiary	14,717	—	(14,717)	—
Equity in earnings of unconsolidated subsidiary	—	68	—	68
Net income (loss)	(7,663)	14,717	(14,717)	(7,663)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(7,663)	$14,717	$(14,717)	$(7,663)

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Nine months ended September 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$3,239,867	$—	$3,239,867
Compensation and benefits	—	2,330,021	—	2,330,021
Operating expenses	—	364,885	—	364,885
Insurance expense	—	90,091	—	90,091
Selling, general and administrative expenses	—	65,820	—	65,820
Depreciation and amortization expense	—	108,786	—	108,786
Restructuring charges	—	4,906	—	4,906
Income from operations	—	275,358	—	275,358
Interest income from restricted assets	—	507	—	507
Interest expense, net	—	(84,793)	—	(84,793)
Realized gains (losses) on investments	—	648	—	648
Other income (expense), net	(4,232)	800	—	(3,432)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(4,232)	126,123	—	121,891
Income tax benefit (expense)	1,592	(51,292)	—	(49,700)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(2,640)	74,831	—	72,191
Equity in net income (loss) of subsidiary	78,249	—	(78,249)	—
Equity in earnings of unconsolidated subsidiary	—	185	—	185
Net income (loss)	75,609	75,016	(78,249)	72,376
Less: Net (income) loss attributable to noncontrolling interest	—	3,233	—	3,233
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$75,609	$78,249	$(78,249)	$75,609

Condensed Consolidating Statements of Operations

(in thousands, unaudited)

	Nine months ended September 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$2,743,467	$—	$2,743,467
Compensation and benefits	—	1,963,546	—	1,963,546
Operating expenses	70	313,075	—	313,145
Insurance expense	—	78,647	—	78,647
Selling, general and administrative expenses	3	86,518	—	86,521
Depreciation and amortization expense	—	104,552	—	104,552
Restructuring charges	—	4,988	—	4,988
Income from operations	(73)	192,141	—	192,068
Interest income from restricted assets	—	634	—	634
Interest expense, net	(30,567)	(117,959)	—	(148,526)
Realized gains (losses) on investments	—	276	—	276
Other income (expense), net	—	(13,022)	—	(13,022)
Loss on early debt extinguishment	(29,519)	(122)	—	(29,641)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(60,159)	61,948	—	1,789
Income tax benefit (expense)	23,850	(27,782)	—	(3,932)
Income before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(36,309)	34,166	—	(2,143)
Equity in net income (loss) of subsidiary	34,396	—	(34,396)	—
Equity in earnings of unconsolidated subsidiary	—	230	—	230
Net income (loss)	(1,913)	34,396	(34,396)	(1,913)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(1,913)	$34,396	$(34,396)	$(1,913)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Nine months ended September 30, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(859)	$194,863	$194,004
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(52,654)	(52,654)
Sales and maturities of available-for-sale securities	—	40,425	40,425
Purchase of property, plant and equipment	—	(55,659)	(55,659)
Proceeds from sale of property, plant and equipment	—	2,299	2,299
Acquisition of businesses, net of cash received	—	(199,261)	(199,261)
Net change in insurance collateral	—	2,021	2,021
Other investing activities	—	(1,774)	(1,774)
Net cash provided by (used in) investing activities	—	(264,603)	(264,603)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	50,000	50,000
Proceeds from issuance of senior notes	—	740,625	740,625
Repayments of the Term Loan	—	(6,686)	(6,686)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Repayments of PIK Notes and senior notes	—	(607,750)	(607,750)
Payment for debt extinguishment premiums	—	(37,630)	(37,630)
Debt issuance costs	—	(2,221)	(2,221)
Proceeds from stock options exercised	—	7,405	7,405
Excess tax benefits from equity-based compensation	—	38,520	38,520
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Proceeds from noncontrolling interest	—	250	250
Other financing activities	859	(5,885)	(5,026)
Net intercompany borrowings (payments)	(81,717)	81,717	—
Net cash provided by (used in) financing activities	(80,858)	193,915	113,057
Change in cash and cash equivalents	(81,717)	124,175	42,458
Cash and cash equivalents, beginning of period	81,722	122,990	204,712
Cash and cash equivalents, end of period	$5	$247,165	$247,170

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Nine months ended September 30, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(38,375)	$64,000	$25,625
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,615)	(2,615)
Sales and maturities of available-for-sale securities	—	7,616	7,616
Purchase of property, plant and equipment	—	(45,493)	(45,493)
Proceeds from sale of property, plant and equipment	—	396	396
Acquisition of businesses, net of cash received	—	(27,358)	(27,358)
Net change in insurance collateral	—	(2,121)	(2,121)
Other investing activities	—	(456)	(456)
Net cash provided by (used in) investing activities	—	(70,031)	(70,031)
Cash Flows from Financing Activities
Issuance of common stock	1,110,900	1,117	1,112,017
Borrowings under the Term Loan	—	150,000	150,000
Borrowings under the ABL Facility	—	345,440	345,440
Repayments of the Term Loan	—	(10,028)	(10,028)
Repayments of the ABL Facility	—	(470,440)	(470,440)
Repayments of PIK Notes and senior notes	(450,000)	—	(450,000)
Payment for debt extinguishment premiums	(12,386)	—	(12,386)
Dividend paid	20,813	(20,813)	—
Debt issuance costs	(4)	(5,007)	(5,011)
Equity issuance costs	(63,420)	—	(63,420)
Excess tax benefits from equity-based compensation	—	3,168	3,168
Payment of dissenting shareholder settlement	—	(38,336)	(38,336)
Net change in bank overdrafts	—	1,686	1,686
Other financing activities	—	(355)	(355)
Net intercompany borrowings (payments)	(86,087)	86,087	—
Net cash provided by (used in) financing activities	519,816	42,519	562,335
Change in cash and cash equivalents	481,441	36,488	517,929
Cash and cash equivalents, beginning of period	281	57,551	57,832
Cash and cash equivalents, end of period	$481,722	$94,039	$575,761

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and nine months ended September 30, 2014 and 2013. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we would expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received.  During the second quarter of 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Medicare	20.4%	21.2%	22.9%	22.5%	29.9%	29.9%	30.5%	30.2%
Medicaid	5.5	4.8	7.4	5.0	22.3	21.3	23.0	22.0
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	54.1	52.0	49.1	52.1	31.9	30.8	30.1	30.3
Self-pay	3.6	4.0	3.4	4.3	15.9	18.0	16.4	17.5
Fees/other	7.6	7.7	7.0	5.7	—	—	—	—
Subsidies	8.8	10.3	10.2	10.4	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 16% to 18% of our total patient volume, but is only 3% to 4% of our total cash collections. The decrease in self-pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self-pay, including our post-acute care services.  The decrease in self-pay as a percentage of total volume has been primarily driven by Medicaid expansion evidenced by an approximate 2.3% drop in self-pay volume to 16.4% for the first nine months of 2014 as compared to a self-pay mix of approximately 18.7% in the fourth quarter of 2013.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2014, approximately 73% was derived from our hospital contracts for emergency department staffing, 9% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 4% from our post-acute care services, 2% from our radiology/teleradiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 85% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 15% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

The change from period to period in the number of patient encounters under our same store contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

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

AMR

Approximately 83% of AMR’s net revenue for the nine months ended September 30, 2014 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s measures for transport net revenue include:

•                  Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. Excluded from our transport data are transports which are outsourced /brokered through our managed transportation business.  We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other inter-facility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs. In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

In February 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued the Medicare Ambulance Fee Schedule Final Rule (“Ambulance Fee Schedule”) that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 (“BBA”) to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions in payment rates for the nine months ended September 30, 2014 which has been extended until April 1, 2015.

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

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee-for-service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $24.1 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 13.3% and 12.8% of AMR’s operating expenses for the three and nine months ended September 30, 2014, respectively, as compared to 12.7% and 13.0% for the three and nine months ended September 30, 2013, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Three and Nine Months ended September 30, 2014 Compared to the Three and Nine Months ended September 30, 2013

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 for the Company and our two operating segments.

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

The following tables sets forth a reconciliation of Adjusted EBITDA to net income (loss):

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,150,329	100.0%	$955,888	100.0%
Compensation and benefits	819,353	71.2	677,797	70.9
Operating expenses	129,535	11.3	110,387	11.5
Insurance expense	27,527	2.4	26,974	2.8
Selling, general and administrative expenses	22,851	2.0	40,733	4.3
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(20,609)	(2.1)
Interest income from restricted assets	(175)	(0.0)	(2)	(0.0)
Net income (loss) attributable to noncontrolling interest	67	0.0	—	—
Adjusted EBITDA	152,233	13.2	121,670	12.7
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	—	—	(20,609)	(2.1)
Depreciation and amortization expense	(36,796)	(3.2)	(35,175)	(3.7)
Restructuring charges	(366)	(0.0)	(1,319)	(0.1)
Interest expense, net	(25,742)	(2.2)	(46,772)	(4.9)
Realized gains (losses) on investments	(466)	(0.0)	158	0.0
Other income (expense), net	(660)	(0.1)	(52)	(0.0)
Loss on early debt extinguishment	—	—	(29,519)	(3.1)
Income tax benefit (expense)	(34,437)	(3.0)	4,949	0.5
Equity in earnings of unconsolidated subsidiary	72	0.0	68	0.0
Net income (loss) attributable to noncontrolling interest	67	0.0	—	—
Net income (loss)	$52,843	4.6%	$(7,663)	(0.8)%

	Nine months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$3,239,867	100.0%	$2,743,467	100.0%
Compensation and benefits	2,330,021	71.9	1,963,546	71.5
Operating expenses	364,885	11.3	313,145	11.4
Insurance expense	90,091	2.8	78,647	2.9
Selling, general and administrative expenses	65,820	2.0	86,521	3.1
Equity-based compensation expense	(3,612)	(0.1)	(3,186)	(0.1)
Related party management fees	—	—	(23,109)	(0.8)
Interest income from restricted assets	(507)	(0.0)	(634)	(0.0)
Net income (loss) attributable to noncontrolling interest	(3,233)	(0.1)	—	—
Adjusted EBITDA	396,402	12.2	328,537	12.0
Equity-based compensation expense	(3,612)	(0.1)	(3,186)	(0.1)
Related party management fees	—	—	(23,109)	(0.8)
Depreciation and amortization expense	(108,786)	(3.4)	(104,552)	(3.8)
Restructuring charges	(4,906)	(0.2)	(4,988)	(0.2)
Interest expense, net	(84,793)	(2.6)	(148,526)	(5.4)
Realized gains (losses) on investments	648	0.0	276	0.0
Other income (expense), net	(3,432)	(0.1)	(13,022)	(0.5)
Loss on early debt extinguishment	(66,397)	(2.0)	(29,641)	(1.1)
Income tax benefit (expense)	(49,700)	(1.5)	(3,932)	(0.2)
Equity in earnings of unconsolidated subsidiary	185	0.0	230	0.0
Net income (loss) attributable to noncontrolling interest	(3,233)	(0.1)	—	—
Net income (loss)	$72,376	2.2%	$(1,913)	(0.1)%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$748,080	100.0%	$605,105	100.0%
Compensation and benefits	589,458	78.8	475,817	78.6
Operating expenses	30,786	4.1	22,195	3.7
Insurance expense	16,750	2.2	15,662	2.6
Selling, general and administrative expenses	11,835	1.6	18,609	3.1
Interest income from restricted assets	(64)	(0.0)	109	0.0
Equity-based compensation expense	(478)	(0.0)	(457)	(0.1)
Related party management fees	—	—	(8,862)	(1.5)
Net income (loss) attributable to noncontrolling interest	67	0.0	—	—
Adjusted EBITDA	99,726	13.3	82,032	13.6%
Depreciation and amortization expenses	(18,030)	(2.4)	(16,434)	(2.7)
Restructuring charges	25	0.0	(682)	(0.1)
Interest income from restricted assets	(64)	(0.0)	109	0.0
Equity-based compensation expense	(478)	(0.0)	(457)	(0.1)
Related party management fees	—	—	(8,862)	(1.5)
Net income (loss) attributable to noncontrolling interest	67	0.0	—	—
Income from operations	$81,246	10.9%	$55,706	9.2%

	Nine months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$2,082,661	100.0%	$1,729,158	100.0%
Compensation and benefits	1,661,532	79.8	1,362,608	78.8
Operating expenses	80,111	3.9	68,093	3.9
Insurance expense	52,504	2.5	49,651	2.9
Selling, general and administrative expenses	35,368	1.7	41,647	2.4
Interest income from restricted assets	(174)	(0.0)	(301)	(0.0)
Equity-based compensation expense	(1,626)	(0.1)	(1,370)	(0.1)
Related party management fees	—	—	(9,937)	(0.6)
Net income (loss) attributable to noncontrolling interest	(3,233)	(0.2)	—	—
Adjusted EBITDA	258,179	12.4	218,767	12.7%
Depreciation and amortization expenses	(50,949)	(2.4)	(49,423)	(2.9)
Restructuring charges	(872)	(0.0)	(934)	(0.1)
Interest income from restricted assets	(174)	(0.0)	(301)	(0.0)
Equity-based compensation expense	(1,626)	(0.1)	(1,370)	(0.1)
Related party management fees	—	—	(9,937))	(0.6)
Net income (loss) attributable to noncontrolling interest	(3,233)	(0.2)	—	—
Income from operations	$201,325	9.7%	$156,802	9.0%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$402,249	100.0%	$350,783	100.0%
Compensation and benefits	229,895	57.2	201,980	57.6
Operating expenses	98,749	24.5	88,209	25.1
Insurance expense	10,777	2.7	11,312	3.2
Selling, general and administrative expenses	11,016	2.7	22,122	6.3
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(584)	(0.2)	(605)	(0.2)
Related party management fees	—	—	(11,747)	(3.3)
Adjusted EBITDA	52,507	13.1	39,623	11.3
Depreciation and amortization expenses	(18,766)	(4.7)	(18,741)	(5.4)
Restructuring charges	(391)	(0.1)	(637)	(0.2)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(584)	(0.2)	(605)	(0.2)
Related party management fees	—	—	(11,747)	(3.3)
Income from operations	$32,655	8.1%	$7,782	2.2%

	Nine months ended September 30,
	2014	% of net revenue	2013	% of net revenue
Net revenue	$1,157,206	100.0%	$1,014,309	100.0%
Compensation and benefits	668,489	57.8	600,938	59.2
Operating expenses	284,774	24.6	244,982	24.2
Insurance expense	37,587	3.3	28,996	2.9
Selling, general and administrative expenses	30,452	2.6	44,871	4.4
Interest income from restricted assets	(333)	(0.0)	(333)	(0.0)
Equity-based compensation expense	(1,986)	(0.2)	(1,816)	(0.2)
Related party management fees	—	—	(13,172)	(1.3)
Adjusted EBITDA	138,223	11.9	109,843	10.8
Depreciation and amortization expenses	(57,837)	(5.0)	(55,129)	(5.4)
Restructuring charges	(4,034)	(0.3)	(4,054)	(0.4)
Interest income from restricted assets	(333)	(0.0)	(333)	(0.0)
Equity-based compensation expense	(1,986)	(0.2)	(1,816)	(0.2)
Related party management fees	—	—	(13,172)	(1.3)
Income from operations	$74,033	6.4%	$35,339	3.5%

Three months ended September 30, 2014 compared to the Three months ended September 30, 2013

Consolidated

Our results for the three months ended September 30, 2014 reflect an increase in net revenue of $194.4 million and an increase in net income of $60.5 million compared to the three months ended September 30, 2013.  The increase in net income is attributable primarily to the decrease in interest expense from the redemption of the 2019 Notes in December of 2013 and June of 2014, the redemption of the PIK Notes in August of 2013, the re-pricing of the Term Loan Facility and ABL Facility in February of 2013 and the decrease in expenses related to the payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R of $20.0 million.

Net revenue. For the three months ended September 30, 2014, we generated net revenue of $1,150.3 million compared to $955.9 million for the three months ended September 30, 2013, representing an increase of 20.3%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended September 30, 2014, Adjusted EBTIDA was $152.2 million, or 13.2% of net revenue, compared to $121.7 million, or 12.7% of net revenue for the three months ended September 30, 2013.

Restructuring charges. For the three months ended September 30, 2014, restructuring charges were $0.4 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $1.3 million for the three months ended September 30, 2013.

Interest expense, net. For the three months ended September 30, 2014, interest expense was $25.7 million compared to $46.8 million for the three months ended September 30, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014, the redemption of the PIK Notes on August 30, 2013 and the re-pricing of the Term Loan Facility and ABL Facility in February 2013, offset by the increase in interest expense from the 2022 Notes issued on June 18, 2014.

Other income (expense), net. For the three months ended September 30, 2014, other (income) expense, net was $0.7 million of expense compared to $0.1 million of expense for the three months ended September 30, 2013.

Income tax benefit (expense). For the three months ended September 30, 2014, income tax expense was $34.4 million compared to income tax benefit of $4.9 million for the three months ended September 30, 2013. Our effective tax rate was 39.5% and 39.0% for the three months ended September 30, 2014 and 2013, respectively.

EmCare

Net revenue. For the three months ended September 30, 2014, EmCare generated net revenue of $748.1 million compared to $605.1 million for the three months ended September 30, 2013, representing an increase of $143.0 million, or 23.6%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since September 30, 2013 accounted for a net revenue increase of $66.4 million for the three months ended September 30, 2014, of which $33.6 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $40.7 million, or 7.9%, for the three months ended September 30, 2014. The change was due to a 1.6% increase in revenue per weighted patient encounter and a 6.3% increase in same store weighted patient encounters. Revenue from recent acquisitions was $35.9 million during the three months ended September 30, 2014.

Compensation and benefits. For the three months ended September 30, 2014, compensation and benefits costs were $589.5 million, or 78.8% of net revenue, compared to $475.8 million, or 78.6% of net revenue, for the three months ended September 30, 2013. Provider compensation costs increased $81.4 million from net new contract additions and acquisitions and $21.4 million from same store contracts.  Non-provider compensation and total benefits costs increased by $10.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due primarily to organic growth.

Operating expenses. For the three months ended September 30, 2014, operating expenses were $30.8 million, or 4.1% of net revenue, compared to $22.2 million, or 3.7% of net revenue, for the three months ended September 30, 2013.

Insurance expense. For the three months ended September 30, 2014, professional liability insurance expense was $16.8 million, or 2.2% of net revenue, compared to $15.7 million, or 2.6% of net revenue, for the three months ended September 30, 2013. We recorded an increase of prior year insurance provisions of $0.6 million during the three months ended September 30, 2014 compared to a decrease of $0.1 million for the three months ended September 30, 2013.

Selling, general and administrative. For the three months ended September 30, 2014, selling, general, and administrative expense was $11.8 million, or 1.6% of net revenue, compared to $18.6 million, or 3.1% of net revenue, for the three months ended September 30, 2013.  The decrease is attributable primarily to the decrease in expenses related to the allocation of $8.6 million to EmCare with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. For the three months ended September 30, 2014, depreciation and amortization expense was $18.0 million, or 2.4% of net revenue, compared to $16.4 million, or 2.7% of net revenue, for the three months ended September 30, 2013.

AMR

Net revenue. For the three months ended September 30, 2014, AMR generated net revenue of $402.2 million compared to $350.8 million for the three months ended September 30, 2013, representing an increase of $51.4 million, or 14.7%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 1.1%, or $3.8 million, primarily from increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 13.6%, or $47.6 million, in weighted transport volume. Weighted transports increased 95,100 from the same quarter last year. The change was due to an increase of 67,500 weighted transports from our entry into new markets and recent acquisitions and an increase of 4.9%, or 33,400 weighted transports, in existing markets, offset by a decrease of 5,800 weighted transports from exited markets.

Compensation and benefits. For the three months ended September 30, 2014, compensation and benefits costs were $229.9 million, or 57.2% of net revenue, compared to $202.0 million, or 57.6% of net revenue, for the three months ended September 30, 2013. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 1.0%, or $1.3 million, and ambulance unit hours increased period over period by 11.9%, or $13.9 million. Non-crew compensation increased $8.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $4.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due primarily to the impact from markets entered and recent acquisitions.

Operating expenses. For the three months ended September 30, 2014, operating expenses were $98.7 million, or 24.5% of net revenue, compared to $88.2 million, or 25.1% of net revenue, for the three months ended September 30, 2013.  The change was due primarily to increased costs of $1.4 million associated with the net impact from markets entered and exited, increased costs of $7.9 million primarily from recent managed transportation acquisitions, and increased other miscellaneous net operating costs of $2.2 million offset by decreased costs associated with our existing managed transportation business of $1.0 million.

Insurance expense. For the three months ended September 30, 2014, insurance expense was $10.8 million, or 2.7% of net revenue, compared to $11.3 million, or 3.2% of net revenue, for the three months ended September 30, 2013. We recorded a decrease of prior year insurance provisions of $1.3 million during the three months ended September 30, 2014 compared to an increase of $1.7 million during the three months ended September 30, 2013.

Selling, general and administrative. For the three months ended September 30, 2014, selling, general, and administrative expense was $11.0 million, or 2.7% of net revenue, compared to $22.1 million, or 6.3% of net revenue, for the three months ended September 30, 2013.  The decrease is attributable primarily to the decrease in expenses related to the allocation of $11.4 million to AMR with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R

Depreciation and amortization. For the three months ended September 30, 2014, depreciation and amortization expense was $18.8 million, or 4.7% of net revenue, compared to $18.7 million, or 5.4% of net revenue, for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Consolidated

Our results for the nine months ended September 30, 2014 reflect an increase in net revenue of $496.4 million and an increase in net income of $74.3 million compared to the nine months ended September 30, 2013. The increase in net income is attributable primarily to the decrease in interest expense from the redemption of the 2019 Notes in December of 2013 and June of 2014, the redemption of the PIK Notes in August of 2013, the re-pricing of the Term Loan Facility and ABL Facility in February of 2013, and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013 and the $20.0 million payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R, offset by the loss on early debt extinguishment of the 2019 Notes in June of 2014.

Net revenue. For the nine months ended September 30, 2014, we generated net revenue of $3,239.9 million compared to $2,743.5 million for the nine months ended September 30, 2013, representing an increase of 18.1%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the nine months ended September 30, 2014, Adjusted EBTIDA was $396.4 million, or 12.2% of net revenue, compared to $328.5 million, or 12.0% of net revenue for the nine months ended September 30, 2013.

Restructuring charges. For the nine months ended September 30, 2014, restructuring charges were $4.9 million, related to continuing efforts to re-align AMR and EmCare operations, compared to $5.0 million for the nine months ended September 30, 2013.

Interest expense, net. For the nine months ended September 30, 2014, interest expense was $84.8 million compared to $148.5 million for the nine months ended September 30, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014, the redemption of the PIK Notes on August 30, 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February 2013, offset by the increase in interest expense from the 2022 Notes issued on June 18, 2014.

Other income (expense), net. For the nine months ended September 30, 2014, other income (expense), net was $3.4 million of expense compared to $13.0 million of expense for the nine months ended September 30, 2013. We recorded $8.4 million of expense during the nine months ended September 30, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger on May 25, 2011.

Income tax benefit (expense). For the nine months ended September 30, 2014, income tax expense was $49.7 million compared to $3.9 million for the nine months ended September 30, 2013. Our effective tax rate was 40.8% and 219.8% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine months ended September 30, 2013 was impacted by the settlement with a prior shareholder regarding its appraisal action over its holdings in the Company prior to the Merger, which was not deductible for tax purposes.

EmCare

Net revenue. For the nine months ended September 30, 2014, EmCare generated net revenue of $2,082.7 million compared to $1,729.2 million for the nine months ended September 30, 2013, representing an increase of $353.5 million, or 20.4%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since September 30, 2013 accounted for a net revenue increase of $236.9 million for the nine months ended September 30, 2014, of which $165.8 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $73.6 million, or 5.2%, for the nine months ended September 30, 2014. The change was due to a 2.0% increase in revenue per weighted patient encounter and a 3.2% increase in same store weighted patient encounters. Revenue from recent acquisitions was $43.0 million during the nine months ended September 30, 2014.

Compensation and benefits. For the nine months ended September 30, 2014, compensation and benefits costs were $1,661.5 million, or 79.8% of net revenue, compared to $1,362.6 million, or 78.8% of net revenue, for the nine months ended September 30, 2013. Provider compensation costs increased $229.3 million from net new contract additions and acquisitions and $42.0 million from same store contracts.  Non-provider compensation and total benefits costs increased by $27.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to organic growth.

Operating expenses. For the nine months ended September 30, 2014, operating expenses were $80.1 million, or 3.9% of net revenue, compared to $68.1 million, or 3.9% of net revenue, for the nine months ended September 30, 2013.

Insurance expense. For the nine months ended September 30, 2014, professional liability insurance expense was $52.5 million, or 2.5% of net revenue, compared to $49.7 million, or 2.9% of net revenue, for the nine months ended September 30, 2013. We recorded an increase of prior year insurance provisions of $3.5 million during the nine months ended September 30, 2014 compared to an increase of $1.5 million for the nine months ended September 30, 2013.

Selling, general and administrative. For the nine months ended September 30, 2014, selling, general, and administrative expense was $35.4 million, or 1.7% of net revenue, compared to $41.6 million, or 2.4% of net revenue, for the nine months ended September 30, 2013. The decrease is attributable primarily to the decrease in expenses related to the allocation of $8.6 million to EmCare with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. For the nine months ended September 30, 2014, depreciation and amortization expense was $50.9 million, or 2.4% of net revenue, compared to $49.4 million, or 2.9% of net revenue, for the nine months ended September 30, 2013.

AMR

Net revenue. For the nine months ended September 30, 2014, AMR generated net revenue of $1,157.2 million compared to $1,014.3 million for the nine months ended September 30, 2013, representing an increase of $142.9 million, or 14.1%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 3.4%, or $34.1 million, primarily from increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 10.7%, or $108.8 million, in weighted transport volume. Weighted transports increased 224,700 compared to the nine months ended September 30, 2013. The change was due to an increase of 201,300 weighted transports from our entry into new markets and recent acquisitions and an increase of 2.7%, or 55,100 weighted transports, in existing markets, offset by a decrease of 31,700 weighted transports from exited markets.

Compensation and benefits. For the nine months ended September 30, 2014, compensation and benefits costs were $668.5 million, or 57.8% of net revenue, compared to $600.9 million, or 59.2% of net revenue, for the nine months ended September 30, 2013. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 0.5%, or $1.7 million, and ambulance unit hours increased period over period by 10.2%, or $35.1 million. Non-crew compensation increased $23.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $7.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to the impact from markets entered and recent acquisitions.

Operating expenses. For the nine months ended September 30, 2014, operating expenses were $284.8 million, or 24.6% of net revenue, compared to $245.0 million, or 24.2% of net revenue, for the nine months ended September 30, 2013. The change was due primarily to increased costs of $6.4 million associated with the net impact from markets entered and exited, increased costs of $33.4 million primarily from recent managed transportation acquisitions, and increased costs of other miscellaneous net operating costs of $3.8 million, offset by decreased costs associated with our existing managed transportation business of $3.8 million.

Insurance expense. For the nine months ended September 30, 2014, insurance expense was $37.6 million, or 3.3% of net revenue, compared to $29.0 million, or 2.9% of net revenue, for the nine months ended September 30, 2013. We recorded an increase of prior year insurance provisions of $3.1 million during the nine months ended September 30, 2014 compared to a decrease of $0.3 million during the nine months ended September 30, 2013.

Selling, general and administrative. For the nine months ended September 30, 2014, selling, general, and administrative expense was $30.5 million, or 2.6% of net revenue, compared to $44.9 million, or 4.4% of net revenue, for the nine months ended September 30, 2013. The decrease was due to the receipt of $1.9 million in reimbursement of costs associated with certain exit activities and the decrease in expenses related to the allocation of $11.4 million to AMR with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement with CD&R.

Depreciation and amortization. For the nine months ended September 30, 2014, depreciation and amortization expense was $57.8 million, or 5.0% of net revenue, compared to $55.1 million, or 5.4% of net revenue, for the nine months ended September 30, 2013. The increase was due primarily to technology and fleet-related additions and an increase in amortizable intangible assets from recent acquisitions.

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

On May 25, 2011, Corporation issued $950 million of the 2019 Notes and entered into the $1.8 billion Senior Secured Credit Facilities, that consisted of a $1.44 billion Term Loan Facility and a $350 million ABL Facility which are further described in Note 7 of the accompanying unaudited consolidated financial statements.

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

The ABL Facility provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $450.0 million as of September 30, 2014. The ABL Facility is available to fund working capital and for general corporate purposes. As of September 30, 2014, we had available borrowing capacity of $319.8 million and $130.2 million of letters of credit issued under the ABL Facility.

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

Initial Public Offering

On August 13, 2013, the Company’s Registration Statement was declared effective by the SEC for an initial public offering of its Common Stock. The Company registered the offering and sale of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, to be sold to the underwriters pursuant to their option to purchase additional shares at a price of $23.00 per share. On August 19, 2013, the Company completed the offering of 48,300,000 shares of Common Stock, at a price of $23.00 for an aggregate offering price of $1,110.9 million. At the closing, we received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement with CD&R which was recorded to selling, general and administrative expenses in the statements of operations.

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

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$194,004	$25,625
Investing activities	(264,603)	(70,031)
Financing activities	113,057	562,335

Operating activities. Net cash provided by operating activities was $194.0 million for the nine months ended September 30, 2014 compared to net cash provided operating activities of $25.6 million for the nine months ended September 30, 2013. Operating cash flows for the nine months ended September 30, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for nine months ended September 30, 2014 excluding this item was $203.7 million. Operating cash flows for the nine months ended September 30, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the Consulting Agreement with CD&R, and $24.5 million of payments related to AMR contract terminations and FEMA external providers. Cash flow from operating activities for the nine months ended September 30, 2013 excluding these payments was $83.8 million. Further, the increase of $168.4 million in net cash provided by operating activities relates primarily to improvements in accounts receivable collections and an increase in accounts payable and accrued liabilities from the timing of payments.

Accounts receivable increased $92.5 million and $126.5 million during nine months ended September 30, 2014 and 2013, respectively. Days sales outstanding (“DSO”) decreased 2 days during nine months ended September 30, 2014. While EmCare’s DSO decreased five (5) days, AMR’s DSO increased three (3) days.

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

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012
EmCare	77	79	82	82	77	71	68	65
AMR	66	62	62	63	64	64	66	68
Company	73	73	74	75	73	68	67	66

Investing activities. Net cash used in investing activities was $264.6 million for the nine months ended September 30, 2014 compared to $70.0 million for nine months ended September 30, 2013. The increase was primarily related to the increase in cash outflow for acquisitions of $171.9 million.

Financing activities. Net cash provided by financing activities was $113.1 million for the nine months ended September 30, 2014 compared to $562.3 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we received proceeds of $740.6 million from the issuance of the 2022 Notes, offset by our payment of $645.3 million, which includes a $37.6 million premium, to redeem $617.5 million in aggregate principal amount of our 2019 Notes of which $9.8 million was held by our captive insurance subsidiary. Additionally, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014, offset by the excess tax benefit from these stock option exercises of $38.5 million.

For the nine months ended September 30, 2013, we received proceeds from our initial public offering of $1,112.0 million, offset by related issuance costs paid of $63.4 million.  We paid $462.4 million, which included a $12.4 million premium, during the nine months ended September 30, 2013 to redeem our Senior PIK Toggle Notes due 2017.  We also increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility. Additionally, we paid approximately $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for the nine months ended September 30, 2013 also included a payment of $38.3 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2014, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $3.76 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 0.6 million gallons during the periods hedged through December 2014.

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

As of September 30, 2014, we had $2,040.1 million of debt, excluding capital leases, of which $1,289.4 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $12.9 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of September 30, 2014, the fair value of our available-for-sale securities was $25.0 million. Had the market price of such securities been 10% lower as of September 30, 2014, the aggregate fair value of such securities would have been $2.5 million lower.

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

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $167.6 million and $175.4 million as of September 30, 2014 and December 31, 2013, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

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

We have substantial indebtedness. As of September 30, 2014, we had total indebtedness, including capital leases, of approximately $2,041.3 million, including $750.0 million of the 2022 Notes, $1,289.3 million of borrowings under the Term Loan Facility and approximately $2.0 million of other long-term indebtedness. In addition, as of September 30, 2014, after giving effect to approximately $130.2 million of letters of credit issued under the ABL Facility, we are able to borrow approximately $319.8 million under the ABL Facility. As of September 30, 2014, we also had approximately $142.0 million in operating lease commitments.

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

We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The Company is not subject to any restriction on its ability to incur indebtedness. The terms of the indenture governing the 2022 Notes and the credit agreements governing the Senior Secured Credit Facilities do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If the Company’s subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the 2022 Notes, the Company’s subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $130.2 million of letters of credit issued under the ABL Facility, as of September 30, 2014, we are able to borrow an additional $319.8 million under the ABL Facility.

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

Our indebtedness under the ABL Facility bears interest at variable rates, and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of September 30, 2014, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point increase in interest rates would result in approximately a $17.4 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2014, we had 183,381,792 shares of common stock outstanding. Of these shares, all of the 129,050,000 shares of common stock sold in our initial public offering in August of 2013, and in the secondary offerings in February, July, and September of 2014, are freely transferable without restriction or further registration under the Securities Act, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding will be restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

In August 2013, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of September 30, 2014, there were stock options outstanding to purchase a total of 12,686,968 shares of our common stock and there were 124,182 shares of our common stock subject to restricted stock units. In addition, 16,539,527 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

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

The CD&R Affiliates own approximately 27.7% of the outstanding shares of our common stock. As a result, the CD&R Affiliates will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Although the CD&R Affiliates have reduced their beneficial ownership below 30% of our outstanding common stock, they will still be able to assert significant influence over our Board of Directors and certain corporate actions. The CD&R Affiliates have the right to designate a number of nominees for election to our Board of Directors (the “CD&R Designees”) equal to: (i) at least 20% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 20% but less than 30% of the outstanding shares of our common stock; and (ii) at least 5% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of our common stock.

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

ITEM 5. OTHER INFORMATION

On November 12, 2014, our Board of Directors appointed William A. Sanger, the Company’s Chief Executive Officer, to serve as Chairman of the Board of Directors, succeeding Ronald A. Williams in that role.  Mr. Williams, who has served as non-executive Chairman of the Board of Directors since May 2011, has been appointed by the independent directors of the Board of Directors to serve as the Board’s lead director.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

November 12, 2014	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

4.1	Second Supplemental Indenture, dated as of September 10, 2014, among Envision Healthcare Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association. *

10.1	Form of Employee Stock Option Agreement.*

10.2	Form of Employee Restricted Stock Unit Agreement.*

10.3	Form of Director Restricted Stock Unit Agreement.*

31.1	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*Filed with this Report