Form 10-K
period 2014-12-31
Envision Healthcare Holdings, Inc.
filed 2015-03-02
CIK 1578318

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36048

ENVISION HEALTHCARE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0832318 (IRS Employer Identification Number)
6200 S. Syracuse Way, Suite 200 Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

Registrant's telephone number, including area code: 303-495-1200

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Envision Healthcare Holdings, Inc.: Common Stock, $0.01 par value	New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting and nonvoting common equity of Envision Healthcare Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $2.9 billion.

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: At February 20, 2015, the registrant had 184,138,454 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

           Portions of Envision Healthcare Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with Envision Healthcare Holdings, Inc.'s 2015 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Envision Healthcare Holdings, Inc.'s fiscal year ended December 31, 2014.

ENVISION HEALTHCARE HOLDINGS, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2014

EXPLANATORY NOTE

        Unless the context indicates otherwise, any reference in this report to "EVHC," "Envision Healthcare", "the Company," "we," "our," or "us" refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries.

        Envision Healthcare Corporation, formerly known as Emergency Medical Services Corporation, ("Corporation") is a wholly-owned subsidiary of the Company. Corporation, previously a registrant under the Exchange Act, terminated its registration under the Exchange Act in June 2014. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. ("EmCare") and American Medical Response, Inc. ("AMR").

 ENVISION HEALTHCARE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements and you should not place undue reliance on such statements. Factors that could contribute to these differences include, but are not limited to, the following:

  •
  Decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third-party reimbursement rates, including from political discord in the federal budgeting process;

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

  •
  Disruptions in disaster recovery systems, management continuity planning, or information systems;

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

PART I.

ITEM 1.    BUSINESS

Company Overview

        We are a leading provider of physician-led, outsourced medical services in the United States with more than 34,000 employees and affiliated clinicians. We offer a broad range of clinically-based and coordinated care solutions across the patient continuum, by which we mean the patient treatment cycle, from healthcare transportation to hospital encounters to comprehensive care alternatives in various settings. We believe that our capabilities offer a powerful value proposition to healthcare facilities, communities and payors by helping to improve the quality of care and lower overall healthcare costs. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare, with 40 years of operating history and more than 9,000 affiliated physicians and other clinicians, is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR, with more than 55 years of operating history and more than 14,000 paramedics and emergency medical technicians, is a leading provider and manager of community-based healthcare transportation services, including emergency ("911"), non-emergency, managed transportation, fixed-wing air ambulance and disaster response.

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

        In 2012, we expanded EmCare's physician-led services outside the hospital through the formation of Evolution Health. Evolution Health provides comprehensive care management solutions through a suite of physician-led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, as well as tele-monitoring and tele-medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. Our Evolution Health solutions leverage many of the competencies of EmCare and AMR, including clinical resource management, patient flow coordination, evidence-based clinical protocols, community-based clinical and healthcare transportation services, patient monitoring and clinician recruitment.

        The following table presents an overview of our core services, key types of customers, results of operations and contracts. References in this annual report to number of contracts, clinicians and employees are as of December 31, 2014, unless otherwise noted.

	EmCare	AMR
Core Services:	Facility-based physician services —Emergency Department —Anesthesiology —Hospitalist/inpatient care —Radiology/tele-radiology —Surgery Physician-led care management solutions outside the hospital	Emergency "911" healthcare transportation services
Non-emergency healthcare transportation services
Managed transportation services
Fixed-wing air ambulance services
Disaster response
Event medical services
Key Customers:	Healthcare facilities	Communities
	Payors	Government agencies
	Attending medical staff	Healthcare facilities
	Independent physician groups	Payors
Net Revenue (2014):	$2.8 billion (65% of total net revenue)	$1.6 billion (35% of total net revenue)
Adjusted EBITDA (2014):	$363.3 million (65% of total Adjusted EBITDA)	$192.9 million (35% of total Adjusted EBITDA)
Number of Contracts:	784 facility contracts	175 "911" contracts
3,819 non-emergency transport
arrangements
Patient Volume (2014):	14.6 million weighted patient encounters	3.1 million weighted transports

General Development of our Business

Company History

        EmCare was founded in Dallas, Texas in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990s. Over its 40-year operating history, EmCare has become a leading provider of integrated facility-based physician services to healthcare facilities in the United States. EmCare has further expanded the Company's comprehensive care management solutions outside the hospital through Evolution Health.

        AMR was founded in 1992 through the consolidation of several well-established regional ambulance companies, with more than 55 years of operating history, and has grown organically and through acquisitions. In February 1997, AMR merged with another leading ambulance company and became a leading provider and manager of community-based healthcare transportation services.

        In January 2005, an investor group led by Onex, including members of management, purchased our operating subsidiaries, EmCare and AMR which became indirect wholly owned subsidiaries of Corporation.

        The Company was formed in 2011 in connection with the acquisition of Corporation in a merger transaction (the "Merger") by the CD&R Affiliates. In May 2011, in connection with the Merger, substantially all of the outstanding shares of common stock of the Company were purchased by the CD&R Affiliates, and Corporation became an indirect wholly owned subsidiary of the Company.

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

        On July 29, 2013, the Company effected a 9.3 for 1.0 stock split of its common stock, resulting in 132,082,885 shares of common stock issued. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

        On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. We received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R.

        In 2014, the Company registered the sale of additional shares of Common Stock by the CD&R Affiliates and certain other selling stockholders, including certain executive officers and directors of the Company. The Company did not receive any proceeds from the sale of the shares sold by the selling stockholders in these offerings. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these offerings.

Description of our Business

Industry Overview

        We operate in the facility-based and post-acute care physician services, and community-based healthcare transportation markets, two large and growing segments of the healthcare market that are supported by favorable demographics, including the growth and aging of the population. Our services are offered on a stand-alone basis or as part of an integrated services program combining two or more services.

Emergency Department ("ED")

        We provide outsourced ED physician services to hospitals and other facilities. Facility-based ED physician services providers such as EmCare are primarily focused on improving the patient experience and enhancing the quality of care at their customers' healthcare facilities through broader physician access, physician retention and training programs, better management tools and risk mitigation expertise. In addition, we believe leading facility-based outsourced physician services providers are well-positioned to improve operational efficiency, reduce hospital ED wait times and increase its productivity.

        We believe the physician reimbursement component of the ED services market represents annual expenditures of nearly $20 billion. The market for outsourced ED staffing and related management services is highly fragmented, with more than 900 national, regional and local providers handling an estimated 136 million patient visits in 2014. There are nearly 5,000 hospitals in the United States that operate EDs, of which approximately 65% outsource their ED physician staffing and management. We believe we are one of only eight national providers and the largest provider based on number of ED contracts.

        Between 2000 and 2014, the total number of patient visits to hospital EDs increased 26% from approximately 108 million to approximately 136 million per annum. We believe that a portion of the historical and expected growth of ED visits is driven by the shortage of primary care physicians in the United States, which causes many patients to utilize the ED as their primary source for healthcare.

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

Hospitalist Services

        We provide inpatient physician services, or hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests that our hospitalist manage the patient. This program benefits hospitals by optimizing the average length of stay for patients and can improve patient flow and care coordination through effective working relationships with EDs. Inpatient service physicians are also an integral part of the post-discharge coordination of patient care by directing how care outside the hospital setting should be established and coordinated. Certain studies indicate better patient outcomes and lower costs with these hospitalist programs. The market for this healthcare specialty, with estimated annual expenditures of approximately $19 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving patient outcomes. This market is currently serviced primarily by regional and local outsourced providers.

Physician-Led Care Management Solutions Outside the Hospital

        In 2012, we expanded EmCare's physician-led services outside the hospital through the formation of Evolution Health. Evolution Health provides comprehensive care management solutions through a suite of physician-led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, as well as tele-monitoring and tele-medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. We believe that leading providers of care management solutions outside the hospital can offer an attractive value proposition. Our business model, helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self-care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe leading providers can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. While our Evolution Health solutions continue to be implemented, the expansion of our Evolution Health business is a key element of our business strategy for future growth. We believe the addressable market for care management solutions outside the hospital represents annual expenditures of approximately $64 billion.

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

        We believe that the ambulance services market, including both emergency and non-emergency transports, represents annual expenditures of approximately $18 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 45 million ambulance transports in 2014. There are a limited number of regional ambulance providers, and we are the largest national ambulance provider based on net revenue.

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

Business Segments and Services

        We operate our business and market our services under our two business segments: EmCare and AMR. We provide integrated facility-based and post-acute care physician services in 41 states and the District of Columbia and provide and manage healthcare transportation services in 38 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

EmCare

        EmCare is a leading provider of integrated facility-based and post-acute care physician services to healthcare facilities in the United States. EmCare has contracts covering 784 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery services as well as other administrative services. During 2014, EmCare had approximately 14.6 million weighted patient encounters in 41 states and the District of Columbia. As of December 31, 2014, EmCare had a 9% share of the total ED services market and a 14% share of the outsourced ED services market, the largest share among outsourced providers based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

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

	As of and for the year ended December 31,
	2014	2013	2012
Net revenue	$2,842,458	$2,358,787	$1,915,148
Income from operations	282,495	219,842	199,300
Total identifiable assets	2,884,250	2,624,161	2,468,605

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

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts and operational and quality assurance specialists. An on-site medical director responsible for the day-to-day oversight of the relationship, including clinical quality, works closely with the facility's management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation, operational improvement and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that the customer's financial objectives and ours are achieved.

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

        Recruiting.    Many healthcare facilities lack the dedicated resources and expertise necessary to identify and attract specialized physicians. We have significant resources committed to the development of proprietary recruiting support systems, such as EmSource, a proprietary national physician database, and EmForce, a recruiting management and tracking program that we utilize in our recruiting efforts across the country. Our marketing and recruiting staff continuously updates our database of more than 850,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including social media, telemarketing, direct mail, conventions, journal advertising and our internet site.

        Scheduling.    Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled situations such as physician illness and personal emergencies do not result in a disruption of coverage.

        Operational Improvement Assessments.    On behalf of our hospital customers, we implement process improvement programs that are directed toward enhancement of operating and triage systems, and improvement of critical operational metrics, including turnaround times, "left without being treated", and throughput times. Through an initial assessment, we establish baseline values, which are used to develop and implement process improvement programs, and then we monitor the success of the initiatives. We also design and implement customized patient satisfaction programs for our hospital customers. These programs are delivered to the clinical and non-clinical members of the hospital ED as well as other areas of a healthcare facility where outsourced services are being provided.

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

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We have developed "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions such as a heart attack.

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

Insurance

        Professional Liability Program.    From January 1, 2002 through the present, our professional liability insurance program provides "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per provider aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. In addition, from time to time, we contract with insurance providers outside of our insurance program, customarily when the third-party provider can provide economically more favorable terms to our insurance program for a specific specialist practice, or if it is a legacy provider from acquisitions. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

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

  •
  individual patients.

        The table below presents EmCare's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to the current period presentation.

	Percentage of EmCare cash collections (Net Revenue)
	Year ended December 31,
	2014	2013	2012
Medicare	20.5%	21.1%	17.0%
Medicaid	8.9	9.2	8.7
Commercial insurance/managed care (excluding Medicare and Medicaid managed care)	52.5	49.2	52.3
Self-pay	2.4	3.0	3.3
Fees/other	1.6	2.4	2.7
Subsidies	14.1	15.1	16.0

Total net revenue	100.0%	100.0%	100.0%

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

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third-party payors. We employ a billing staff of approximately 800 employees who are trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third-party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third-party payors' systems. We forward uncollected accounts electronically to outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

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

        We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third-party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

        Hospital and Practice Support Contracts.    Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

        Our contracts with hospitals provide for one of three payment models:

  •
  we bill patients and third-party payors directly for physician fees,

  •
  we bill patients and third-party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

  •
  we bill the hospitals directly for the services of the physicians.

        In all cases, the hospitals are responsible for billing and collecting for non-physician-related services as well as for providing the capital for medical equipment and supplies associated with the services we provide.

        We have established long-term relationships with some of the largest healthcare service providers in the country. As of December 31, 2014, EmCare had contracts covering 784 clinical departments, with the top 10 contracts representing only 6% of EmCare net revenue. One customer, Hospital Corporation of America, comprised 27.5% of EmCare's total net revenue as of December 31, 2014. We have maintained our relationships with these customers for an average of 13 years.

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

Intellectual Property

        We have registered the trademark EmCare and the EmCare logo in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the EVHC and EmCare trademarks and the EmTrac, EmComp and EmBillz software, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Sales and Marketing

        Contracts for outsourced facility-based services are obtained through strategic marketing programs and responses to requests for proposal ("RFPs"). EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group within a specific territory. A significant portion of the compensation program for these sales professionals is commissions, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising, conventions and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

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

Competition

        The market for outsourced ED staffing and related management services is highly fragmented, with more than 900 national, regional and local providers handling an estimated 136 million patient visits in 2014. There are nearly 5,000 hospitals in the United States that operate EDs, of which approximately 65% outsource their ED physician staffing and management. Of these hospitals that outsource, we believe approximately 46% contract with a local provider, 16% contract with a regional provider and 38% contract with a national provider based on estimated net revenue.

        Team Health is our largest competitor and has the second largest share of the ED services market with an approximately 8% share based on number of contracts. Other national providers of outsourced ED services are Hospital Physician Partners, Schumacher Group and California Emergency Physicians.

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

Employees and Independent Contractors

        The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2014.

Job Classification	Full-time	Part-time	Total
Physicians	3,566	4,484	8,050
Physician assistants	857	722	1,579
Nurse practitioners	1,290	930	2,220
Non-clinical employees	2,102	713	2,815

Total	7,815	6,849	14,664

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

AMR

        AMR has developed the largest network of ambulance services and a leading position in other healthcare transportation services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2014, we had a 7% share of the total ambulance services market and a 17% share of the outsourced ambulance market. During 2014, AMR treated and transported approximately 3.1 million patients in 38 states and the District of Columbia utilizing over 4,300 vehicles that operated out of over 200 sites. AMR has more than 3,800 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

        During 2014, approximately 59% of AMR's net revenue was generated from emergency "911" ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en route. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, accounted for 22% of AMR's net revenue for the same period. The remaining balance of net revenue for 2014 was generated from managed transportation services, fixed-wing air ambulance services and the provision of training, dispatch and other services to communities and public safety agencies including services provided to FEMA.

        AMR has a national contract with FEMA to provide ambulance and para- transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

        As derived from our annual audited consolidated financial statements, AMR's net revenue, income from operations and total identifiable assets were as follows for each of the periods indicated (in thousands):

	As of and for the year ended December 31,
	2014	2013	2012
Net revenue	$1,555,186	$1,369,525	$1,384,973
Income from operations	105,991	56,986	57,641
Total identifiable assets	1,616,200	1,515,162	1,544,908

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our healthcare transportation services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

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

        Under certain of our "911" emergency response contracts, we are the first responder to an emergency scene. However, under most of our "911" contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide "911" emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common "911" contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the "911" contracts that encompass these public/private partnerships represented approximately 11% of AMR's net revenue for 2014.

        Non-Emergency Healthcare Transportation Services.    We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the "preferred" provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

        Non-emergency healthcare transportation services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports and (iii) other inter-facility transports.

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

  •
  Wheelchair and stretcher-car transports are non-healthcare transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation.

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

        Other Services.    In addition to our "911" emergency and non- emergency ambulance services, we provide the following services:

  •
  Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their healthcare transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

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

  •
  Paramedic Training.  We own and operate National College of Technical Instruction ("NCTI"), the largest paramedic training college in the United States, operating more accredited programs than any other school, with nearly 1,100 graduates in 2014.

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

Medical Personnel and Quality Assurance

        Approximately 76% of our 19,084 employees have daily contact with patients, including approximately 6,273 paramedics, 7,974 EMTs and 259 nurses. Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the U.S. Department of Transportation, such as those offered at our training institute, NCTI. Paramedic training involves over 1,000 hours of didactic and clinical education focused on advanced levels of care. In addition, specialized courses may be completed to target specific patient populations (such as pediatrics, geriatrics, trauma, burns, etc).

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

        Of note, our commitment to quality is also reflected in the fact that a number of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services ("CAAS"), representing 14% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

        In the late-third and fourth quarters of 2014, we began transitioning our patient billing services to a third-party service provider. Prior to such time, our internal patient billing services offices located across the United States invoiced and collected for our services. We receive payment from the following sources:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs;

  •
  HMOs and private insurers;

  •
  individual patients;

  •
  fees for stand-by and event driven coverage, including from our national contract with FEMA; and

  •
  community subsidies.

        The table below presents AMR's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of AMR cash collections (Net Revenue) Year ended December 31,
	2014	2013	2012
Medicare	30.4%	32.1%	28.6%
Medicaid	8.8	7.4	6.3
Commercial insurance/managed care (excluding Medicare and Medicaid managed care)	36.8	39.2	41.4
Self-pay	4.9	6.2	6.9
Fees	16.4	12.5	14.3
Subsidies	2.7	2.6	2.5

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience overseeing the processing of claims to third-party payors and utilize billing consultants, trained in third-party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third-party payors based on the payor's reimbursement requirements, and have the capability to electronically submit claims to the extent third-party payors' systems permit. These systems also provide for tracking of accounts receivable and status of pending payments.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts, or uncompensated care, compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency healthcare transportation services. Our provision for uncompensated care generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third-party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations."

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

        As a "911" emergency response provider, we are uniquely positioned for stable pricing as changes in reimbursement from Medicare or other payors can typically be offset by requesting increases in the rates we are permitted to charge for "911" services from the communities we serve. Communities and municipalities set these emergency allowable rates for commercial payors and, with limited exceptions, do not pay for services out of the tax base. These communities often permit us to increase rates for ambulance services from patients and their third-party payors in order to ensure the maintenance of required community-wide "911" emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2014, we had 175 contracts with communities and government agencies to provide "911" emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our "911" contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2014, our top ten "911" contracts accounted for approximately $352 million, or 23% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 33 years.

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

        Non-Emergency Transport.    We have more than 3,800 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of healthcare transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

Management Information Systems

        We support our operations with integrated information systems and standardized procedures that have enabled us to efficiently manage the billing and collections processes and financial support functions. Our technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

        We have three management information systems that we believe have significantly enhanced our operations: our electronic patient care record ("ePCR") technology, an electronic patient care record-keeping system, our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our healthcare transportation services are likely to be required.

Intellectual Property

        We have registered the trademarks American Medical Response and the AMR logo and certain other trademarks and service marks in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered the copyrights in our ePCR software and certain other copyrightable works. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the American Medical Response and AMR trademarks and the ePCR, Millennium and SSM systems, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

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

        Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to incidents. Operations supervisors submit documentation of any incidents resulting in a claim to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

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

Competition

        Our predominant competitors are fire departments and other local government providers. Based on the population of the top 200 cities, we estimate fire departments and other local government providers are approximately 52% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve. Based on the population of the top 200 cities, we estimate approximately 48% of communities currently outsource ambulance services. Of these communities that outsource, we believe approximately 67% contract with a local or regional provider, 10% contract with a hospital-based provider and 23% contract with a national provider.

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

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Falck, a Danish corporation that has increased its U.S. presence in the Northeast and Florida, Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana, Florida and California, and small, locally owned operators that principally serve the inter-facility transport market.

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

        Professional Liability.    Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, covers the first $5 to $5.5 million for policy periods from April 15, 2002 through April 1, 2010, and covers the first $3 million after April 1, 2010 and through the present. We have umbrella policies with third-party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million to $20 million for each separate policy period.

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

Employees

        The following is the breakdown of our employees by job classification as of December 31, 2014.

Job Classification	Full-time	Part-time	Total
Paramedics	4,142	2,131	6,273
Emergency medical technicians	4,698	3,276	7,974
Nurses	103	156	259
Support personnel	3,904	674	4,578

Total	12,847	6,237	19,084

        Approximately 43% of AMR employees are represented by 42 active collective bargaining agreements. There are 23 operational locations representing approximately 3,150 employees currently in the process of negotiations or will be subject to negotiation in 2015. In addition, nine collective bargaining agreements, representing approximately 1,800 employees will be subject to negotiations in 2016. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Competitive Strengths

        We believe the following competitive strengths of Envision Healthcare position us to capitalize on the favorable healthcare services industry trends:

        Leading Player in Large and Highly Fragmented Markets.    In 2014, we had a total of 17.7 million weighted patient encounters and weighted transports across approximately 2,100 communities. We are one of the largest outsourced providers in our markets, though we estimate that EmCare has only a 9% share of the total ED services market, AMR has only a 7% share of the total ambulance market, and our other services have no more than a 4% share of their respective total markets. Due to our scale and scope, we are able to offer our customers integrated services and national contracting capabilities, while demonstrating differentiated clinical outcomes across our businesses. We have developed strong brand recognition and competitive advantages in clinician recruitment as a result of our market position, clinical best practices and clinician leadership development programs. We believe that our scale and scope, when combined with our capabilities and comprehensive service offerings across the patient continuum, enable us to enter strategic business partnerships with multi-state hospital systems and communities, differentiating us from local and regional competitors. In addition, we believe that our track record of consistently meeting or exceeding our customers' service expectations allows us to continue to compete effectively in the bidding process for new contracts. Given our market positions and the highly fragmented markets in which we provide our services, we believe there continue to be significant opportunities to grow market share by obtaining new contracts and through targeted acquisitions.

        Strong and Consistent Revenue Growth from Diversified Sources.    We have a history of delivering strong revenue growth through a combination of new contracts, same-contract revenue growth and acquisitions. We believe that our significant new contract revenue growth has been driven by our differentiated service offerings and ability to deliver efficient, high- quality care. Further, new contract growth has been accelerating since 2011 as a result of our integrated service offerings and the success of each of EmCare and AMR in cross-selling services to their respective customers. Our new contract pipeline remains robust across each of our businesses. In 2014, approximately 63% of EmCare new contracts were signed with facilities not previously utilizing our services. We believe that same-contract revenue growth is supported by consistent underlying market volume trends and stable pricing due to the emergency nature of many of our services. Market volumes have been driven primarily by the non-discretionary nature of our services, aging demographics and primary care physician shortages that drive patients to emergency rooms. Furthermore, we expect that the PPACA will increase patient volumes and provide reimbursement opportunities with respect to previously uninsured patients. To supplement our same-contract and new contract organic growth, we have a proven track record of executing strategic acquisitions to expand our service lines and market presence.

        Differentiated Service Model Well-Positioned for Growth.    We provide a broad set of clinically based solutions designed to enable healthcare providers, hospital systems, communities and payors to realize economic and clinical benefits. EmCare is differentiated by providing integrated physician and clinician resource management across multiple service lines, utilizing comprehensive evidence-based clinical protocols and employing a data-driven process to more effectively recruit and retain physicians. AMR is differentiated by its clinical expertise, logistics management, dispatch and communication center expertise and disaster response on a local and national level. Evolution Health, which draws upon the competencies of EmCare and AMR, partners with payors, hospitals and hospitalist physicians to provide physician-led coordinated care teams in multiple settings. The quality and cost- effectiveness of care delivered by these care teams is enhanced by our medical command center for remote tele-medicine, our community-based paramedics for in-home patient monitoring and our transportation services for transferring patients between medical settings. Through the coordination of care among our service lines, we believe that we can deliver a differentiated offering of comprehensive care solutions across the patient continuum.

        Ability to Attract and Retain High-Quality Physicians and Other Clinicians.    Through our differentiated recruiting databases and processes, we are able to identify and target high-quality clinicians, many with a local market connection, to optimally match the needs of our facility-based and community-based customers. We offer physicians and other clinicians substantial flexibility in terms of geographic location, scheduling work hours, benefit packages and opportunities for career development. We also offer clinicians the ability to provide care across the patient continuum, including in pre- hospital, hospital and post-hospital environments. We believe that our national presence and operating infrastructure enable us to provide attractive opportunities for our clinicians to enhance their skills through extensive clinical and leadership development programs. At EmCare, we have established what we believe is a highly effective medical director leadership development program. At AMR, we believe we have developed the largest paramedic and emergency medical technician training program in the country. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our strong contract and clinician retention rates and allow us to efficiently recruit clinicians to support our robust new contract pipeline across each of our businesses.

        Significant Recurring Revenue with Strong and Stable Cash Flow.    We believe that our business model and the contractual nature of our businesses drive a meaningful amount of recurring revenue. We believe that our ability to consistently deliver high levels of customer service to improve our customers' key metrics is illustrated by our long-term customer relationships. The ten largest customers at EmCare and AMR have an average tenure of 13 and 33 years, respectively. During 2014, approximately 87% of our net revenue was generated under exclusive contracts that historically have yielded high retention rates. We believe that our recurring revenue, when combined with our attractive operating margins and relatively low capital expenditure and working capital requirements, has resulted in strong and predictable cash flows. We believe that our geographic, customer, facility and service line diversification further supports the stability of our business model and cash flows.

        Efficient Cost Structure and Disciplined Approach to Sustainable Growth.    We have a strong track record of achieving profitable growth, increasing operating margins and identifying cost reduction opportunities. From 2009 to 2014, our revenue grew at a compound annual growth rate ("CAGR") of 11.3%. Over the same time period, our Adjusted EBITDA CAGR was 14.6%, with Adjusted EBITDA margins increasing 167 basis points, which we believe was driven primarily by our disciplined approach to obtaining new business as well as continued efficiency and productivity improvements. We have improved our AMR operations by investing in enhanced deployment technology and processes, re-aligning our support costs and exiting certain underperforming contracts, resulting in improved operating margins. At EmCare, we have implemented initiatives to improve physician productivity, including more efficient scheduling around peak and off-peak hours, use of mid-level providers and re-aligning physician compensation programs, each of which resulted in improved hospital metrics. We believe there are significant additional opportunities to improve productivity and reduce operating costs.

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

        Strong and Experienced Management Team with Demonstrated Track Record of Performance.    We have a strong and innovative senior management team who established a track record of success while working together at our company for more than a decade. We are led by William Sanger, our Chief Executive Officer, who has 39 years of industry experience. Randel Owen, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has 32 years of industry experience. Todd Zimmerman, EmCare's Chief Executive Officer and one of our Executive Vice Presidents, has 24 years of industry experience. Edward Van Horne, the President of AMR, has 25 years of industry experience. Our management team has recently implemented a number of value-enhancing initiatives which have resulted in strong organic revenue growth and improved operating margins.

Business Strategy

        We intend to enhance our leading market positions by implementing the following key elements of our business strategy:

        Capitalize on Organic Growth Opportunities.    Our scale and scope, leading market positions and long operating history combined with our value-enhancing initiatives, provide us with competitive advantages to continue to grow our business. We intend to gain market share from local, regional and national competitors as well as through continued outsourcing of clinical services by healthcare facilities, communities and payors. We believe that EmCare is well-positioned to continue to generate significant organic growth due to its integrated service offerings, differentiated, data-driven processes to recruit and retain physicians, scalable technology and sophisticated risk management programs. We believe these factors have driven EmCare's strong track record in obtaining new contracts and retaining existing customers. At AMR, we believe market share gains will be driven by our strong clinical expertise, high-quality service, strong brand recognition and advanced information technology capabilities. In particular, our proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, provides analytical support to AMR's differentiated clinical results and has been a key factor in obtaining new contracts. We anticipate driving significant organic growth in Evolution Health by adding new contracts to meet the demand for physician-led care management solutions outside the hospital.

        Grow Complementary and Integrated Service Lines.    Our continued focus on cross-selling and offering integrated services across the patient continuum has helped hospital systems, communities and payors to realize economic benefits and clinical value for patients. We continue to enter complementary service lines at both EmCare and AMR that leverage our core competencies. At EmCare, we continue to expand and integrate our ED, anesthesiology, hospitalist, post-hospital, radiology, tele-radiology and surgery services. Our ability to cross-sell EmCare services is enhanced by our national and regional contracts that provide preferred access to certain healthcare facilities throughout the United States. In addition, our Complete Care package, which is an integrated offering of ED and hospitalist services in primarily rural communities, has been one of our most successful recent growth initiatives. These factors, among others, have increased the percentage of healthcare facilities utilizing multiple EmCare service lines from 11% in 2009 to 24% in 2014. At AMR, we have expanded service lines, such as our managed transportation operations, fixed-wing air transportation services and community paramedic programs, with both new and existing customers. We expect Evolution Health to be a catalyst for cross-selling our services across all of our businesses and not just within a particular segment or service line.

        Supplement Organic Growth with Selective Acquisitions.    The markets in which we compete are highly fragmented, with only a few national providers. We believe we have a successful track record of completing and integrating selective acquisitions in both our EmCare and AMR segments that have enhanced our presence in existing markets, facilitated our entry into new geographies and expanded the scope of our services. For the seven-year period from 2007 through 2013, we successfully completed and integrated 34 acquisitions that were funded primarily through operating cash flows. In 2014, we acquired four companies for total consideration of more than $207 million. In the first two months of 2015, we acquired three companies for total consideration of approximately $503 million. We believe there are substantial opportunities for additional acquisitions across our businesses. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity.

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

        Expand our Evolution Health Business.    We believe that our strong market positions in integrated facility-based physician services and community-based healthcare transportation services uniquely position us to provide physician-led care management solutions outside the hospital. We offer an attractive value proposition through our business model which helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self-care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe our business model can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. We are implementing our strategy by first utilizing analytics to identify eligible patients and then employing multiple techniques and physician-led services to manage the quality and cost of patient care, including transitional care teams, direct patient care and care coordination by clinicians outside the acute-care setting, tele-monitoring and tele-medicine.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2014, we received approximately 24% of our net revenue from Medicare and 9% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. Additionally, prepayment reviews, auto denial edits and prepayment investigations can also occur. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

        Reimbursement to us typically is conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third-party payors. Additional factors that could complicate our billing include:

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

        We establish an allowance for discounts applicable to Medicare, Medicaid and other third-party payors and for doubtful accounts, or uncompensated care, based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts, or uncompensated care, on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through rate increases to specific payors, cost reductions, increased volume, the introduction of additional procedures or otherwise.

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon the Physician Fee Schedule which contains a list of uniform rates. The payment rates under the Physician Fee Schedule are determined based on (i) national uniform relative value units for the services provided, (ii) a geographic adjustment factor and (iii) a conversion factor. Payment rates under the Physician Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index ("MEI"), which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate ("SGR"). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product ("GDP"), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Legislative action by Congress in December 2013 resulted in a delay of the Physician Fee Schedule SGR cuts until April 1, 2014. In the first quarter of 2014, Congress passed a bill to avoid reductions in Medicare payments to physicians due to the Physician Fee Schedule SGR until April 1, 2015.

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

        The SNF Prospective Payment System.    Under the Medicare prospective payment system applicable to skilled nursing facilities ("SNFs"), the SNFs are financially responsible for some ancillary services, including certain ambulance transports ("PPS transports") rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF's Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services ("OIG") has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties or that enforcement authorities will not find that we have failed to comply with these requirements.

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

        Ambulance Services Fee Schedule.    In February 2002, CMS issued the Ambulance Fee Schedule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 ("BBA") to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

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

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The BBA modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. While a reduced fee schedule was expected to go into effect in 2014, Congress extended updates preventing any reductions in payment rates until April 1, 2015.

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

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions until April 1, 2015. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

        Coordination of Benefits Rules.    When our services are covered by multiple third-party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as coordination of benefits ("COB"). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a "secondary payor" only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

        Consequences of Non-compliance.    In the event any of our billing and collection practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing, reckless or deliberate, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including suspension or exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives, managers and board of directors. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of the PPACA, statutory provisions were added which allow improper retention of an overpayment for 60 days or more to be a basis for a False Claim Act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

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

        We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to SNFs, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on the U.S. Department of Health and Human Services ("HHS") and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See "Corporate Compliance Program and Corporate Integrity Obligations".

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

        We believe that we have structured our relationships with hospitals and SNFs in a manner that is in compliance with the Anti-Kickback Statute, however we cannot assure you that enforcement agencies will not find that some of the arrangements are in violation of the statute.

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

Fee-Splitting; Corporate Practice of Medicine

        EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician's professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

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

        Another statute, commonly referred to as the Civil Monetary Penalties Law, imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, violations of the Anti-Kickback Statute, inappropriately reducing hospital care lengths of stay for such patients, and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs.

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

        Although we intend and endeavor to conduct our business in compliance with HIPAA and HITECH requirements and have corporate policies and procedures to facilitate doing so, we cannot assure you that enforcement agencies will not find that we have filed to comply with these requirements.

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

Fair Debt Collection Practices Act

        Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

        We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, not just those reimbursed by a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

Corporate Compliance Program and Corporate Integrity Obligations

        We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and our policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (i) business ethics, (ii) compliance with applicable federal, state and local laws, and (iii) business conduct. We have an Ethics and Compliance Department whose focus is to prevent, detect and mitigate regulatory risks and remediate issues if identified. We attempt to accomplish this mission through:

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

  •
  open lines of communication, and

  •
  discipline and accountability.

        In addition, our Board of Directors reviews our corporate compliance program on an annual basis. The Board of Directors made a determination that the program was effective for 2014.

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

        As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments, and if appropriate, penalties. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. A provision passed as part of healthcare reform legislation requires that any overpayments be refunded within sixty days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

        When the U.S. Government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement ("CIA") with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations were and are subject to two separate CIAs with the OIG. The first CIA relates to the settlement of an investigation into alleged violations of the Anti-Kickback Statute in Texas and covers the period of September 2005 through September 2011. We have completed our obligations under that CIA, including our final report, and this CIA was released in February 2012. The second CIA relates to the settlement of an investigation into alleged AMR conduct arising in its New York City operations and covers the period of May 2011 through May 2016. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements (i) a compliance officer and committee, (ii) written standards including a code of conduct and policies and procedures, (iii) general and specific training and education, (iv) claims review by an independent review organization, (v) disclosure program for reporting of compliance issues or questions, (vi) screening and removal processes for ineligible persons, (vii) notification of government investigations or legal proceedings, (viii) establishment of safeguards applicable to our contracting processes and (ix) reporting of overpayments and other "reportable events". In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR's services in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture. The divesture was completed on July 1, 2013.

        If we fail or if we are accused of failing to comply with the terms of our existing CIA, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. Government in the future we may be required to enter into additional CIAs.

        See Item 1A, "Risk Factors—Risks Related to Healthcare Regulation" for additional information related to regulatory matters.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report, when evaluating the Company and its business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third-party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 83% of our net revenue for the year ended December 31, 2014, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government- sponsored healthcare programs, third-party reimbursement rates, and transports and patient volume. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risks Related to Healthcare Regulation—Changes in the rates or methods of third-party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations".

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

        A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non-emergency transports. Substantially all of our net revenue in the year ended December 31, 2014 was generated under contracts, including exclusive contracts that accounted for approximately 87% of our 2014 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide "911" services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

        We have only recently expanded our EmCare physician-led services outside the hospital through the formation of Evolution Health. Currently, Evolution Health accounts for less than 5% of our consolidated net revenue and provides services in only four states. A key component of our growth strategy is to continue to expand our Evolution Health business by adding new customers and entering new geographic markets. As part of this strategy, we intend to expand the non- hospital care services we provide through Evolution Health to hospital systems, transitional care programs, accountable care organizations and health plans. This anticipated expansion will expose us to additional risks, in part because our Evolution Health business requires compliance with additional federal and state laws and regulations, including those that govern licensure, enrollment, documentation, prescribing, coding, and scope of practice, which may differ from the laws and regulations that govern our other businesses. For example, we utilize nurses and other allied health personnel in providing care to patients outside the acute-care setting. It is necessary for us to make sure that these personnel only provide services within the scope of their license. Compliance with applicable laws and regulations may result in unanticipated expenses. In addition, if we are unable to comply with the additional legal requirements, we could incur liability which could materially and adversely affect our business, financial condition or results of operations.

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

        In recent years, we have entered into strategic business partnerships with hospital systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. For example, EmCare has entered into joint venture agreements with large hospital systems to provide physician services to various healthcare facilities. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership is only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, would lead to the loss of our associated revenue and profits which may not be offset fully by the immediate proceeds of the sale of our stake. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti- Kickback Statute if one purpose of the arrangement is to encourage referrals.

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

        We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 ("ERISA") and regulations promulgated by the Internal Revenue Service ("IRS"), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage- hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

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

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $180.6 million and $175.4 million as of December 31, 2014 and 2013, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage is through various third-party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

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

        We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. In 2014, we acquired four companies for total consideration of more than $207 million. In the first two months of 2015, we acquired three companies for total consideration of approximately $503 million. We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

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

        AMR.    The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third-party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Falck, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. In 2011, the California state legislature passed legislation which makes some public agencies eligible for additional federal funding for Medi-Cal ambulance transports if certain conditions are met. These additional funds may provide an opportunity for certain public agencies, including local fire departments, to enter into the ambulance transportation market or provide additional ambulance transports, which could increase competition in the California market. As of December 31, 2014, we are unaware of any public agencies receiving funds from this program.

We are required to make capital expenditures, particularly for our healthcare transportation business, in order to remain compliant and competitive.

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our net capital expenditures from purchases and sales of assets totaled $75.6 million, $65.0 million, and $53.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

Disruptions in our disaster recovery systems, management continuity planning or information systems could limit our ability to operate our business effectively, or adversely affect our financial condition and results of operations.

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

        Information security risks have generally increased in recent years because of new technologies and the increased incidence of cyber-attacks resulting in the theft of protected health, business or financial information. Outside parties may also attempt to fraudulently induce our employees or to release confidential or sensitive information or to make fraudulent payments, through illegal electronic tactics. A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of confidential or proprietary information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

        Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party's intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third-party's rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

        As of December 31, 2014, we contracted with approximately 4,900 physicians and clinical personnel as independent contractors to fulfill our contractual obligations to customers. Because we treat these physicians as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these physicians is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these physicians as independent contractors by federal or state taxing authorities were successful and these physicians were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these physicians did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these physicians and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

Many of our AMR employees are represented by labor unions and any work stoppage could adversely affect our business.

        Approximately 43% of AMR employees are represented by 42 active collective bargaining agreements. There are 23 operational locations representing approximately 3,150 employees currently in the process of negotiations, or will be subject to negotiation in 2015. In addition, nine collective bargaining agreements, representing approximately 1,800 employees will be subject to negotiations in 2016. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

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

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could take a long period of time to resolve, cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by thir- party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

        Like most healthcare providers, the majority of our services are paid for by private and governmental third-party payors, such as Medicare and Medicaid. These third-party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, the site of service and the identity of the practitioner who provided the service.

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

        Governmental and private third-party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third-party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, HIPAA, the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

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

        HITECH, as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to HITECH, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under HITECH, which now imposes mandatory penalties for certain violations of HIPAA that are due to "willful neglect". Penalties start at $100 per violation and are not to exceed $50,000 for a single violation and up to $250,000 for repeated violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. HITECH also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

        The impact of many of these provisions is unknown at this time. For example, the PPACA provides for the establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances, which HHS generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, and all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

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

        Another key part of the PPACA has also been challenged in the courts and, depending on the outcome, could have an impact on the number of uninsured persons we treat. The PPACA provides for subsidies to individuals who cannot afford health insurance and who purchase it through healthcare "exchanges", which are electronic marketplaces where individuals can shop for and purchase health insurance. The PPACA authorizes two types of exchanges: exchanges established by the states ("state exchanges"), and, in states which do not establish state exchanges, federally-facilitated exchanges or "federal exchanges". In several cases challenging the PPACA, opponents of the law have alleged that subsidies should only be payable to purchasers who buy insurance through state exchanges and that subsidies paid under the federal exchanges are illegal. Trial courts in two of these cases ruled in favor of the Obama Administration and the plaintiffs in both cases appealed. One of the cases, Halbig v. Burwell, No. 14-5018, 2014 U.S. App. LEXIS 13880 (D.C. Cir. Jul. 22, 2014) was heard by the District of Columbia Circuit Court of Appeals, and the other case, King v. Burwell, No. 14-1158, 2014 U.S. App. LEXIS 13902 (4th Cir. Jul. 22, 2014), was heard by the Fourth Circuit Court of Appeals. Although the two appeals court decisions were handed down the same day, July 22, 2014, they reached opposite conclusions, with the King court upholding the payments of subsidies under federal exchanges and the Halbig decision finding them illegal. On November 7, 2014, a petition for writ of certiorari was granted by the U.S. Supreme Court in the King case. The Halbig case has been stayed by the Fourth Circuit Court of Appeals pending a decision by the U.S. Supreme Court in the King case.

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

        There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in the PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, the PPACA amended the Anti-Kickback Statute in a manner which makes it easier for the government to demonstrate intent to violate the statute which is an element of a violation.

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

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Our changes in corporate structure and ownership involving changes in our beneficial ownership required us in some instances to give notice, re- enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs. The extent of such notices and filings may vary in each jurisdiction in which we operate, although those regulatory entities requiring notification generally request factual information regarding the new corporate structure and new ownership composition of the operating entities that hold the applicable licensing and certification.

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

        In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. On July 1 2013, we divested substantially all of the assets underlying AMR's service in New York, although the specific CIA compliance program obligations remain in effect for ongoing AMR operations.

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

        In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance (the "Department") directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company cooperated with the Department during its investigation and, in March 2014, the Company was notified that the investigation was concluded and closed without further action by the Department.

        We cannot assure you that the CIA or the compliance program we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIA, we may be subject to fines and other contractual and regulatory remedies specified in the CIA or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

Changes in the rates or methods of third-party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

        We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

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

        On December 26, 2013 the President signed into law the Continuing Appropriations Resolution 2014 (Public Law 113-67), which included a 3- month delay in the SGR 20% cuts, and a small update of 0.5% in the conversion factor (the dollar amount paid per Relative Value Unit "RVU"). Further, the bill also extended the national floor of 1.0 for the Geographic Practice Cost Index ("GPCI"). This factor geographically adjusts the "work" portion of each RVU before it is paid, based on the locality labor costs. This "work floor" set at the national average labor rate of 1.0 was set to expire after December 31, 2013. Like the SGR delays, the work floor expired starting April 1, 2014. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (Public Law 113-93) was signed into law, which further delayed the SGR cuts through March 31, 2015 and extended the GPCI work floor through April 1, 2015. However, despite the benefits of the delays in both SGR cuts and the RVU's work floor, the Congressional actions do not avert the scheduled 2% sequestration cuts for Medicare discussed below.

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

        We have substantial indebtedness. As of December 31, 2014, we had total indebtedness, including capital leases, of approximately $2,038.2 million, including $750.0 million of Corporation's 5.125% Senior Notes due 2022 ("2022 Notes"), $1,286.3 million of borrowings under the senior secured term loan facility ("Term Loan Facility"), and approximately $2.0 million of other long-term indebtedness. In addition, as of December 31, 2014, after giving effect to approximately $112.3 million of letters of credit issued under the asset-backed revolving credit facility ("ABL Facility"), we were able to borrow approximately $337.7 million under the ABL Facility. On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million. As of February 28, 2015, we were able to borrow approximately $144.4 million under the ABL Facility. As of December 31, 2014, we also had approximately $159.5 million in operating lease commitments.

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

        We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The Company is not subject to any restriction on its ability to incur indebtedness. The terms of the indenture governing the 2022 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If the Company's subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indenture governing the 2022 Notes, the Company's subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $112.3 million of letters of credit issued under the ABL Facility, as of December 31, 2014, we were able to borrow an additional $337.7 million under the ABL Facility. Given effect to the Second Amendment of the ABL Credit

Agreement, as of February 28, 2015, we were able to borrow approximately $144.4 million under the ABL Facility.

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

The indenture governing the 2022 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility restrict the ability of our subsidiaries to engage in some business and financial transactions.

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

        Our indebtedness under the ABL Facility bears interest at variable rates and, to the extent the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("LIBOR") exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2014, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point increase in interest rates would result in approximately a $17.4 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing the 2022 Notes.

        Under the indenture governing the 2022 Notes, upon the occurrence of specific kinds of change of control, Corporation must offer to repurchase the 2022 Notes at a price equal to 101% of the principal amount of the 2022 Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the 2022 Notes would also constitute a default under the credit agreements governing the Senior Secured Credit Facilities that permits the lenders to accelerate the maturity of borrowings thereunder and would require Corporation to offer to repurchase the 2022 Notes under the indenture governing the 2022 Notes. In addition, the Senior Secured Credit Facilities may limit or prohibit the purchase of the 2022 Notes by us in the event of a change of control, unless and until the indebtedness under the Senior Secured Credit Facilities is repaid in full. As a result, following a change of control event, Corporation may not be able to repurchase the 2022 Notes unless all indebtedness outstanding under the Senior Secured Credit Facilities is first repaid and any other indebtedness that contains similar provisions is repaid, or Corporation may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the 2022 Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case EVHC may be unable to repay all indebtedness under the 2022 Notes. We may also require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the 2022 Notes may be limited by law. In order to avoid the obligations to repurchase the 2022 Notes and events of default and potential breaches of the credit agreements governing the Senior Secured Credit Facilities, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

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
  changes in our customers' preferences;

  •
  new regulatory pronouncements and changes in regulatory guidelines;

  •
  lawsuits, enforcement actions and other claims by third parties or governmental authorities;

  •
  actual or anticipated fluctuations in our quarterly operating results;

  •
  changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

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

        The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of February 20, 2015, we had 184,138,454 outstanding shares of common stock. Of these shares, all of the 129,050,000 shares of common stock sold in our initial public offering in August of 2013, and in the secondary offerings in February, July, and September of 2014, are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding as of February 20, 2015 are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

        In August 2013, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2014, there were stock options outstanding to purchase a total of 12,374,898 shares of our common stock and there were 108,601 shares of our common stock subject to restricted stock units. In addition, 16,534,218 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

        On September 23, 2014, we filed a registration statement under the Securities Act to register shares of common stock of our selling stockholders.

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

        Although the CD&R Affiliates have reduced their beneficial ownership below 30% of our outstanding common stock, they will still be able to assert significant influence over our Board of Directors and certain corporate actions. The CD&R Affiliates have the right to designate a number of nominees for election to our Board of Directors (the "CD&R Designees") equal to: (i) at least 20% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 20% but less than 30% of the outstanding shares of our common stock; and (ii) at least 5% of the total number of directors comprising our Board of Directors as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of our common stock.

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

        The policies relating to corporate opportunities and transactions with the CD&R Affiliates set forth in our second amended and restated certificate of incorporation ("amended and restated certificate of incorporation") address potential conflicts of interest between the Company, on the one hand, and the CD&R Affiliates and their respective officers and directors who are directors or officers of the Company, on the other hand. By becoming a stockholder in the Company, you will be deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Affiliates and their respective affiliates fairly, conflicts may not be so resolved.

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

        We are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange ("NYSE") and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which will increase our operating costs. These changes will also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors and its committees and institute more comprehensive compliance and investor relations functions.

        The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In connection with management's assessment of the Company's internal control over financial reporting as of December 31, 2014, management identified a material weakness in its internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. The Company has developed a plan to remediate this material weakness, but there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. If these measures prove to be insufficient to remediate the material weakness, the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.

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

        Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

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

        We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the indenture governing the 2022 Notes and the agreements governing the Senior Secured Credit Facilities significantly restrict the ability of subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We are no longer a "controlled company" within the meaning of the NYSE rules and, the rules of the SEC. However, we may continue to rely on exemptions from certain corporate governance requirements during a one year transition period.

        As of July 16, 2014, the CD&R Affiliates no longer control a majority of the voting power of our outstanding common stock. As a result, we are no longer a "controlled company" within the meaning of the corporate governance rules of the NYSE. Consequently, under the NYSE corporate governance rules, we are required to (i) appoint a majority of independent directors to our Board of Directors within one year of the date we no longer qualified as a "controlled company", (ii) appoint a majority of independent directors to each of the compensation and nominating and corporate governance committees within 90 days of the date we no longer qualified as a "controlled company" and such committees must be composed entirely of independent directors within one year of such date, and (iii) have an annual performance evaluation of the nominating and corporate governance and compensation committees. While we satisfied the NYSE's requirement that we appoint a majority of independent directors to each of the compensation and nominating and corporate governance committees, during these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition periods you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

        Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware ("DGCL") or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 83,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the Company, EmCare and AMR corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

EmCare

        We lease approximately 182,000 square feet in an office building at 13737 Noel Road, Dallas, Texas, for certain of EmCare's key support functions and regional operations. Our primary lease expires in 2024. We also lease 57 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

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

AMR

        We lease approximately 549 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 14 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

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

        Four different lawsuits putative class action lawsuits have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys' fees under California law. The Court has certified classes in the consolidated Karapetian/Agular case on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatches and call takes, that AMR has an unlawful time round policy, and that AMR has an unlawful practice of setting rates for those employees; the Court denied certification of the rest period claims of these employees. In Banta, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff's counsel have indicated that they intend to dismiss that claim as AMR's policy complies with a recent Court of Appeals decision. In Bartoni, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed. While the Court certified a class on the overtime claims, plaintiffs' counsel stipulated to decertify and dismiss those claims as AMR's policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

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

        On February 5, 2013, Air Ambulance Specialists, Inc. received a subpoena from the Federal Aviation Administration (the "FAA") relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company cooperated with the government during its investigation providing written responses to the subpoena and engaging in dialogue with the relevant government representatives. The Company believes this investigation has been concluded by the FAA.

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

        In November 2013, AMR received a subpoena from Department directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company cooperated with the Department during its investigation and, in March 2014, the Company was notified that the investigation was concluded and closed without further action by the Department.

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EVHC". Our common stock began to trade on the NYSE on August 14,

2013. The high and low sale prices of our common stock during 2013 and 2014 on the NYSE are set forth below.

2013	High	Low
Third Quarter (beginning August 14, 2013)	$28.88	$24.62
Fourth Quarter	$35.55	$25.97

2014	High	Low
First Quarter	$36.80	$29.86
Second Quarter	$38.02	$30.36
Third Quarter	$37.05	$33.43
Fourth Quarter	$36.00	$30.48

        As of February 20, 2015, there were approximately 31holders of record of our common stock.

        Dividends.    We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by the Senior Secured Credit Facilities and indenture governing the 2022 Notes. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data". Our future dividend policy will depend on the requirements of financing agreements to which we may be a party.

        We did not pay dividends in 2013 and 2014 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

        Securities Authorized for Issuance Under Equity Compensation Plans.    See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K, which information will be set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

        Financial data for each of the periods indicated are derived from our audited consolidated financial statements (in thousands, except share and per share amounts). As a result of the Merger in

May 2011, information for the year ended December 31, 2011 is generally separated into two periods, the periods preceding the Merger ("Predecessor") and the period succeeding the Merger ("Successor").

	Successor				Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Statement of Operations Data:
Revenue, net of contractual discounts	$7,884,953	$6,771,522	$5,834,632	$3,146,039	$2,053,311	$4,790,834
Provision for uncompensated care	(3,487,309)	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)	(1,931,512)

Net revenue	4,397,644	3,728,312	3,300,121	1,885,811	1,221,790	2,859,322

Compensation and benefits	3,156,480	2,667,439	2,307,628	1,311,060	874,633	2,023,503
Operating expenses	487,841	424,865	421,424	259,639	156,740	359,262
Insurance expense	120,983	106,293	97,950	65,030	47,229	97,330
Selling, general and administrative expenses	90,731	106,659	78,540	44,355	29,241	67,912
Depreciation and amortization expense	146,155	140,632	123,751	71,312	28,467	65,332
Restructuring charges	6,968	5,669	14,086	6,483	—	—

Income from operations	388,486	276,755	256,742	127,932	85,480	245,983
Interest income from restricted assets	1,135	792	625	1,950	1,124	3,105
Interest expense, net	(110,505)	(186,701)	(182,607)	(104,701)	(7,886)	(22,912)
Realized gains (losses) on investments	371	471	394	41	(9)	2,450
Other income (expense), net	(3,980)	(12,760)	1,422	(3,151)	(28,873)	968
Loss on early debt extinguishment	(66,397)	(68,379)	(8,307)	—	(10,069)	(19,091)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	209,110	10,178	68,269	22,071	39,767	210,503
Income tax benefit (expense)	(89,498)	994	(27,463)	(9,328)	(19,242)	(79,126)

Income (loss) before equity in earnings of unconsolidated subsidiary	119,612	11,172	40,806	12,743	20,525	131,377
Equity in earnings of unconsolidated subsidiary	254	323	379	276	143	347

Net income (loss)	119,866	11,495	41,185	13,019	20,668	131,724
Less: Net (income) loss attributable to noncontrolling interest	5,642	(5,500)	—	—	—	—

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	$5,995	$41,185	$13,019	$20,668	$131,724

	Successor				Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Comprehensive Income:
Net income (loss)	$119,866	$11,495	$41,185	$13,019	$20,668	$131,724
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(723)	(892)	1,632	(41)	182	164
Unrealized gains (losses) on derivative financial instruments	(294)	266	857	(2,661)	25	963

Total other comprehensive income (loss), net of tax	(1,017)	(626)	2,489	(2,702)	207	1,127

Comprehensive income (loss)	118,849	10,869	43,674	10,317	20,875	132,851
Less: Comprehensive (income) loss attributable to noncontrolling interest	5,642	(5,500)	—	—	—	—

Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$124,491	$5,369	$43,674	$10,317	$20,875	$132,851

Weighted average common shares outstanding (in millions):
Basic	182.0	150.2	130.2	129.5	411.8	408.8
Diluted	189.9	157.0	132.9	130.8	417.1	415.6
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.69	$0.04	$0.32	$0.10	$0.05	$0.32
Diluted	$0.66	$0.04	$0.31	$0.10	$0.05	$0.32
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$274,048	$54,115	$216,435	$114,821	$67,975	$185,544
Investing activities	(276,818)	(98,597)	(154,043)	(2,965,976)	(89,459)	(158,865)
Financing activities	116,953	191,362	(138,583)	2,698,630	20,671	(72,206)
Cash and cash equivalents	318,895	204,712	57,832	134,023	286,548	287,361
Total assets	4,703,753	4,300,017	4,036,833	4,013,108		1,748,552
Long-term debt and capital lease obligations, including current maturities	2,038,226	1,907,699	2,659,380	2,372,289		421,276
Total equity	1,769,041	1,609,753	544,687	913,490		847,205

Quarterly Financial Information (unaudited)

        The following tables summarize our unaudited results for each quarter in the years ended December 31, 2014 and 2013 (in thousands, except per share amounts).

	2014
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,014,211	$1,075,327	$1,150,329	$1,157,777
Income from operations	68,318	93,139	113,901	113,128
Net income (loss)	21,525	(1,992)	52,843	47,490
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	24,825	(1,992)	52,776	49,899
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.14	(0.01)	0.29	0.27
Diluted	0.13	(0.01)	0.28	0.26

	2013
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$888,324	$899,255	$955,888	$984,845
Income from operations	62,862	65,703	63,503	84,687
Net income (loss)	(3,847)	9,597	(7,663)	13,408
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	(3,847)	9,597	(7,663)	7,908
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	(0.03)	0.07	(0.05)	0.04
Diluted	(0.03)	0.07	(0.05)	0.04

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations ("MD&A") should be read in conjunction with the audited consolidated financial statements for the Company and the notes to the audited consolidated financial statements included in Item 8 of this Annual Report and the "Selected Financial Data" included in Item 6 of this Annual Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Annual Report. Our results may differ materially from those anticipated in any forward-looking statements.

Company Overview

        We are a leading provider of physician-led, outsourced medical services in the United States with more than 34,000 employees and affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/

inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community based healthcare transportation services, including emergency "911", non-emergency, managed transportation, fixed-wing ambulance and disaster response.

        On July 29, 2013, the Company effected a 9.3 for 1.0 stock split of its common stock, resulting in 132,082,885 shares of common stock issued. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

        On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. We received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R.

        Net proceeds from the initial public offering were used to (i) redeem in full the Senior PIK Toggle Notes due 2017 for a total of $479.6 million, which included a call premium pursuant to the indenture governing the Senior PIK Toggle Notes due 2017 and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the consulting agreement with CD&R, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

        On each of February 5, 2014 and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of Common Stock, respectively, and an additional 4,125,000 shares of Common Stock upon the underwriters' exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $30.50 per share and $34.00 per share, respectively, less the underwriting discount. Additionally, on September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of Common Stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $34.97 per share.

        The underwriters in these selling stockholder transactions offered the shares to the public from time to time at prevailing market prices or at negotiated prices. The Company did not receive any of the proceeds from the sale of the shares sold by the selling stockholders in these transactions, including any shares sold pursuant to any exercise of the underwriters' overallotment option.

EmCare

        Over its 40 years of operating history, EmCare has become the leading provider of integrated facility-based physician services to healthcare facilities, communities and payors in the United States based on number of contracts with hospitals and affiliated physician groups. During 2014, EmCare had approximately 14.6 million patient encounters in 41 states and the District of Columbia. As of December 31, 2014, EmCare had a 9% share of the total emergency department services market and a 14% share of the outsourced emergency department services market based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

        EmCare has contracts covering 784 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery services as well as other administrative services. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians.

AMR

        Over its nearly 55 years of operating history, AMR has developed the largest network of ambulance services and a leading position in other healthcare transportation services in the United States. As of December 31, 2014, AMR had a 7% share of the total ambulance services market and a 17% share of the outsourced ambulance market, the largest share among outsourced providers based on number of transports and net revenue. During 2014, AMR treated and transported approximately 3.1 million patients in 38 states and the District of Columbia by utilizing its fleet of over 4,300 vehicles that operate out of more than 200 sites. As of December 31, 2014, AMR had more than 3,800 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. During 2014, approximately 59% of AMR's net revenue was generated from emergency "911" ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports accounted for 22% of AMR's net revenue for the same period. The remaining balance of net revenue for 2014 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

Key Factors and Measures We Use to Evaluate Our Business

        The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

        We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third-party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third-party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement.

        The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2014, 2013 and 2012. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash Collections (Net Revenue)			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012
Medicare	24.0%	25.1%	21.9%	30.4%	29.5%	29.3%
Medicaid	8.9	8.5	7.7	23.3	22.5	21.9
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	46.9	45.5	47.7	30.0	30.3	30.5
Self-pay	3.3	4.2	4.8	16.3	17.7	18.3
Fees	6.8	6.1	7.7	—	—	—
Subsidies	10.1	10.6	10.2	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 16% to 18% of our total patient volume, but is only 3% to 5% of our total cash collections. The decrease in self-pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self-pay, including our post-acute care services. The decrease in self-pay as a percentage of total volume has been primarily driven by Medicaid expansion, evidenced by an approximate 2.4% drop in self-pay volume to 16.3% for 2014 as compared to a self-pay mix of approximately 18.7% in the fourth quarter of 2013.

        Additionally, we have presented below our approximate quarterly payor mix as a percentage of both net revenue and total transports and patient encounters for 2014, 2013, and 2012 based on the current period presentation.

	2014
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	24.8%	24.0%	23.6%	23.9%	31.9%	30.2%	29.9%	30.4%
Medicaid	8.3	8.7	9.0	9.5	23.4	23.4	22.3	24.3
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	46.3	47.0	47.4	47.5	27.4	30.3	31.9	29.3
Self-pay	3.4	3.3	3.6	2.9	17.3	16.1	15.9	16.0
Fees	7.1	7.5	7.6	6.5	—	—	—	—
Subsidies	10.1	9.5	8.8	9.7	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	2013
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	25.5%	25.3%	24.3%	24.8%	30.6%	30.3%	29.9%	29.3%
Medicaid	8.5	8.6	8.2	8.7	22.3	22.4	21.3	22.9
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	47.0	45.7	45.5	44.6	29.8	30.1	30.8	29.1
Self-pay	4.3	4.4	4.0	4.0	17.3	17.2	18.0	18.7
Fees	5.2	5.5	7.7	7.6	—	—	—	—
Subsidies	9.5	10.5	10.3	10.3	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	2012
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	23.0%	23.1%	20.5%	20.9%	29.7%	29.5%	29.0%	30.4%
Medicaid	8.2	9.0	5.8	7.8	21.5	21.8	21.3	22.0
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	46.0	46.4	52.3	44.0	29.8	30.5	30.6	29.1
Self-pay	5.1	5.0	4.3	4.0	19.0	18.2	19.1	18.5
Fees	7.7	6.2	6.4	10.3	—	—	—	—
Subsidies	10.0	10.3	10.7	13.0	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

EmCare

        Of EmCare's net revenue for the year ended December 31, 2014, approximately 73% was derived from our hospital contracts for emergency department staffing, 9% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 4% from our post-acute care services, 2% from our radiology/teleradiology services, 1% from surgery services and 2% from other hospital management services. Approximately 85% of EmCare's net revenue was generated from billings to third-party payors and patients for patient encounters and approximately 15% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

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

  •
  Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third-party payors and hospitals.

        The change from period to period in the number of patient encounters under our "same store" contracts is influenced by general conditions affecting community health, as well as hospital-specific elements, many of which are beyond our direct control. The general conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region's health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

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

  •
  Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third-party, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

        EmCare's business is not as capital intensive as AMR's and EmCare's depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

        Approximately 83% of AMR's net revenue for the year ended December 31, 2014 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third-party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. AMR's measures for transport net revenue include:

  •
  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and to measure certain costs of the business. Excluded from our transport data are transports which are outsourced/brokered through our managed transportation business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers by category in an effort to better measure net revenue and costs. In calculating "weighted transports", each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

        The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions affecting the need for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region's health status and/or infrastructure and (iii) community-specific demographic changes.

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

Non-GAAP Measures

        "Adjusted EBITDA" is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activities, related party management fees, restructuring charges, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles ("GAAP") and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The Company's operating segment results were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Facility-Based Physician Services
Net revenue	$2,842,458	$2,358,787	$1,915,148
Income from operations	282,495	219,842	199,300
Adjusted EBITDA	363,333	294,033	260,657
Healthcare Transportation Services
Net revenue	$1,555,186	$1,369,525	$1,384,973
Income from operations	105,991	56,986	57,641
Adjusted EBITDA	192,891	151,745	143,994
Segment Totals
Net revenue	$4,397,644	$3,728,312	$3,300,121
Income from operations	388,486	276,828	256,941
Adjusted EBITDA	556,224	445,778	404,651

        A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	2014	2013	2012
Net income (loss)	$119,866	$11,495	$41,185
Add-back of non-operating expense (income):
Interest expense, net	110,505	186,701	182,607
Income tax expense (benefit)	89,498	(994)	27,463
Loss on early debt extinguishment	66,397	68,379	8,307
Realized losses (gains) on investments	(371)	(471)	(394)
Interest income from restricted assets	(1,135)	(792)	(625)
Equity in earnings of unconsolidated subsidiary	(254)	(323)	(379)
Other expense (income), net	3,980	12,760	(1,422)
Corporate operating expense	—	73	199

Income from operations—segment totals	388,486	276,828	256,941
Add-back of operating expense (income):
Depreciation and amortization expense	146,155	140,632	123,751
Restructuring charges	6,968	5,669	14,086
Net (income) loss attributable to noncontrolling interest	5,642	(5,500)	—
Adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes	(2,259)	—	—
Interest income from restricted assets	1,135	792	625
Equity-based compensation expense	5,109	4,248	4,248
Transaction costs	4,988	—	—
Related party management fees	—	23,109	5,000

Adjusted EBITDA—segment totals	556,224	445,778	404,651

Corporate operating expense	—	(73)	(199)

Adjusted EBITDA	$556,224	$445,705	$404,452

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Medicare Ambulance Fee Schedule Final Rule ("Ambulance Fee Schedule") that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions until April 1, 2015.

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

        On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $32.7 million and $15.7 million for the years ended December 31, 2014 and 2013, respectively. Federal funding for the enhanced Medicaid payments expired on December 31, 2014.

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

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.5%, 12.6%, and 12.3% of AMR's operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

Claims Liability and Professional Liability Reserves

        We are generally self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that are risk free. Management believes this is the rate at which we could transfer such liabilities in an orderly transaction between market participants at the time. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. For the years ended December 31, 2014 and 2013, we recorded an increase in our provisions for insurance liabilities of $7.5 million and $9.1 million, respectively, and for the year ended December 31, 2012 we recorded a decrease of $2.5 million related to reserves for losses in prior years. Accrued unpaid claims and expenses that are expected to be paid within the next 12 months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. EmCare and AMR write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third-party collection agencies for further follow-up collection efforts. We record any subsequent collections through third-party collection efforts as a recovery.

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

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 17.7 million total annual weighted patient encounters and weighted transports. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. Our allowance for uncompensated care is also related to co-pays, deductibles and certain hospital subsidies recorded in other payor classifications. While we do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of our allowance for uncompensated care associated with fee for service charges as of December 31, 2014 was equal to approximately 86% and 82% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with our collection history. The table below represents our self-pay aging on a gross basis; there are no significant allowances for contractual discounts associated with self-pay receivables. This aging has not been adjusted for transfers out of self-pay and into other payor classifications typically completed within the first 60 days after the date of service.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
0 - 30	$684,097	$568,049
31 - 60	306,304	276,215
61 - 90	264,249	206,711
91+	139,513	114,775

Total	$1,394,163	$1,165,750

        We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Equity Based Compensation

        Our equity based compensation expense is estimated at the grant date based on an award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions, including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, equity based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent our actual forfeiture rate is different from our estimate, equity based compensation expense is adjusted accordingly. See Note 17 to our accompanying consolidated financial statements.

Common Stock Valuation

        In the absence of a public trading market for the Company's common stock prior to August 14, 2013, the Company's Board of Directors directed management to engage an independent third-party valuation specialist to assist in determining a reasonable estimate of the then-current fair value of the Company's common stock for purposes of determining the fair value of its stock options on the date of grant. In determining the estimated fair value of the Company's common stock, the methodologies, approaches and assumptions were consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation". The estimated fair value of the common stock underlying the Company's stock options has been valued on a semi-annual basis using an income approach and a market approach, which require numerous objective and subjective factors including:

  •
  the nature and history of the business;

  •
  current and historical operating performance;

  •
  expected future operating performance;

  •
  the financial performance of the business at each valuation date;

  •
  the lack of marketability of the Company's common stock;

  •
  the market performance of comparable publicly traded companies;

  •
  industry information such as market size, growth and the impact of regulatory changes; and

  •
  macroeconomic conditions.

        The following table provides, by grant date, the number of stock options awarded during the period from April 1, 2012 through August 13, 2013, the exercise price for each set of grants, the associated estimated fair value of the Company's common stock and the fair value of the option:

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

        The options granted on April 1, 2013 were granted at an exercise price below the fair market value of the underlying common stock on the grant date, so the intrinsic value of each option on the grant date was $2.44. These options, which related to the acquisition of Guardian Healthcare Group, Inc. in December 2012, were granted as of April 1, 2013; the exercise price for these options was based on the fair market value of the underlying common stock in December 2012 at the time of such acquisition.

        The $7.85 estimated fair value per share of the common stock underlying the stock options awarded on each of March 4, 2013 and April 1, 2013 was based on the semi-annual valuation by the an independent third-party valuation specialist using the Company's results through December 31, 2012. Such valuation was completed and made available to us in early March 2013, after the year-end audited consolidated financial statements had been approved by the Company's board of directors and audit committee. Given this timing, the $5.41 estimated fair value per share of the common stock underlying the stock options awarded on each of January 1, 2013 and February 13, 2013 was based on the semi-annual valuation by an independent third-party valuation specialist using the Company's results through June 30, 2012. The increase in the fair value of the Company's common stock from April 1, 2012 through the March 4, 2013 and April 1, 2013 option grant dates is reflective of results having exceeded forecast throughout the year ended December 31, 2012 with a 6.2% increase in net revenue and a 17.2% increase in Adjusted EBITDA compared to the year ended December 31, 2011. Management also revised the Company's future forecast based on these results and improving market conditions, which we believe also impacted the increase in the fair value of the common stock during this period.

        We believe that the increase in the fair value of common stock from the $7.85 estimated fair value as of the March 4, 2013 and April 1, 2013 option grant dates when compared to the Company's assumed initial public offering price is primarily due to the following factors:

  •
  Increase in valuation multiples.  There has been an overall strong performance in the equity markets and stock market indices and, in particular, strong increases in the valuation multiples of publicly traded companies within the markets in which the Company operates. The S&P 500 Healthcare index increased in market value 16.0% during the period from March 4, 2013 through July 29, 2013. More specifically, the common stock of the Company's two closest comparable industry peer companies, Team Health and IPC, increased in market value 15.3% and 16.3%, respectively, during such period. We believe these increases are due, in part, to the anticipated impact of healthcare reform. Given the Company's capital structure, with no outstanding preferred stock and relatively stable outstanding debt balances since the beginning of 2013, the recent increases in valuation multiples and the corresponding increase to the Company's enterprise value have had a leveraging effect in increasing the estimated fair value of the Company's common stock when compared to the estimated fair value as of the March 4, 2013 and April 1, 2013 option grant dates.

  •
  Improved financial performance.  The Company reported net revenue growth of 10.2% and Adjusted EBITDA growth of 10.2% during the first quarter of 2013 compared to the first quarter of 2012. The Company also experienced second quarter 2013 net revenue growth of 12.3% and Adjusted EBITDA growth of 10.0% compared to the second quarter of 2012.

  •
  Historic discount for lack of marketability.  The lack of marketability detracts from the value of non-public common stock when compared to common stock that is otherwise generally comparable but is readily marketable. In consultation with an independent third-party valuation specialist, we historically used the protective put method as a quantitative model to determine the appropriate discount to apply to the various equity valuation models used. Applying this method, we have historically used a 20% discount for lack of marketability of the Company's common stock to determine the fair value of stock options on the date of grant.

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

  •
  Interest savings due to redemption of PIK Notes.  We used a portion of the net proceeds from the initial public offering to redeem in full the outstanding $450 million 9.125% / 10.000% Senior PIK Toggle Notes due 2017 ("PIK Notes"), which bore cash interest at a rate of 9.25%. This redemption out of the net proceeds reduces our on-going interest expense by approximately $42 million per year.

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

        The changes in the provisions for contractual discounts and estimated uncompensated care are primarily a result of changes in our gross fee- for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, are generally negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

        In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to the contractual discount and uncompensated care provisions each month, and therefore also increase or decrease our current period net revenue. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $13 million and $1 million for the years ended December 31, 2014 and 2013, respectively, and decreased the contractual discount and uncompensated care provisions (increased net revenue) by approximately $10 million for the year ended December 31, 2012.

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

        Goodwill and other indefinite lived intangible assets are not amortized and are required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill or other indefinite lived intangible assets may be impaired. Goodwill and other indefinite lived intangible assets are allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill and indefinite life intangible assets may become impaired and may result in material charges to our statement of operations. Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as a reporting unit. As of December 31, 2014, $1,679.5 million and $859.1 million of goodwill had been allocated to EmCare and AMR, respectively. Based on our most recent goodwill impairment analysis completed during the third quarter of 2014, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite lived intangible asset impairment was present.

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

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our consolidated audited statements of operations for the years ended December 31, 2014, 2013 and 2012.

 Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

	Year ended December 31,
	2014	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$4,397,644	100.0%	$3,728,312	100.0%	$3,300,121	100.0%
Compensation and benefits	3,156,480	71.8	2,667,439	71.5	2,307,628	69.9
Operating expenses	487,841	11.1	424,865	11.4	421,424	12.8
Insurance expense	120,983	2.7	106,293	2.8	97,950	3.0
Selling, general and administrative expense	90,731	2.1	106,659	2.9	78,540	2.4
Depreciation and amortization expense	146,155	3.3	140,632	3.8	123,751	3.7
Restructuring charges	6,968	0.1	5,669	0.2	14,086	0.4

Income from operations	388,486	8.9	276,755	7.4	256,742	7.8
Interest income from restricted assets	1,135	0.0	792	0.0	625	0.0
Interest expense, net	(110,505)	(2.5)	(186,701)	(5.0)	(182,607)	(5.5)
Realized gains (losses) on investments	371	0.0	471	0.0	394	0.0
Other income (expense), net	(3,980)	(0.1)	(12,760)	(0.3)	1,422	0.0
Loss on early debt extinguishment	(66,397)	(1.5)	(68,379)	(1.8)	(8,307)	(0.3)

Income(loss) before income taxes and equity in earnings of unconsolidated subsidiary	209,110	4.8	10,178	0.3	68,269	2.0
Income tax benefit (expense)	(89,498)	(2.0)	994	0.0	(27,463)	(0.8)

Income (loss) before equity in earnings of unconsolidated subsidiary	119,612	2.8	11,172	0.3	40,806	1.2
Equity in earnings of unconsolidated subsidiary	254	0.0	323	0.0	379	0.0

Net income (loss)	119,866	2.8	11,495	0.3	41,185	1.2
Less: Net (income) loss attributable to noncontrolling interest	5,642	0.1	(5,500)	(0.1)	—	—

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	2.9%	$5,995	0.2%	$41,185	1.2%

 Segment Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)
EmCare

	Year ended December 31,
	2014	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$2,842,458	100.0%	$2,358,787	100.0%	$1,915,148	100.0%
Compensation and benefits	2,258,227	79.5	1,860,565	78.9	1,494,790	78.1
Operating expenses	111,624	3.9	89,873	3.8	74,498	3.9
Insurance expense	71,855	2.5	68,976	2.9	53,067	2.8
Selling, general and administrative expense	47,979	1.7	51,952	2.2	36,255	1.9
Depreciation and amortization expense	69,242	2.4	66,653	2.8	55,719	2.9
Restructuring charges	1,036	0.1	926	0.1	1,519	0.1

Income from operations.	$282,495	9.9%	$219,842	9.3%	$199,300	10.4%

Segment Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)
AMR

	Year ended December 31,
	2014	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$1,555,186	100.0%	$1,369,525	100%	$1,384,973	100.0%
Compensation and benefits	898,253	57.8	806,874	58.9	812,838	58.7
Operating expenses	376,217	24.2	334,922	24.5	346,926	25.0
Insurance expense	49,128	3.2	37,317	2.7	44,883	3.2
Selling, general and administrative expense	42,752	2.7	54,704	4.0	42,086	3.0
Depreciation and amortization expense	76,913	4.9	73,979	5.4	68,032	4.9
Restructuring charges	5,932	0.4	4,743	0.3	12,567	0.9

Income from operations.	$105,991	6.8%	$56,986	4.2%	$57,641	4.2%

The year ended December 31, 2014

Consolidated

        Our results for the year ended December 31, 2014 reflect an increase in net revenue of $669.3 million and an increase in net income of $119.5 million compared to the year ended December 31, 2013. The increase in net income is attributable primarily to the decrease in interest expense resulting from finance activities, as discussed below under "Interest expense, net," and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013 and the $20.0 million payment made in 2013 to CD&R to terminate a consulting agreement with CD&R (the "Consulting Agreement").

        Net revenue.    For the year ended December 31, 2014, we generated net revenue of $4,397.6 million compared to net revenue of $3,728.3 million for the year ended December 31, 2013, representing an increase of 18.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

        Adjusted EBITDA.    For the year ended December 31, 2014, Adjusted EBITDA was $556.2 million, or 12.6% of net revenue, compared to $445.7 million, or 12.0% of net revenue, for the year ended December 31, 2013.

        Restructuring charges.    For the year ended December 31, 2014, restructuring charges were $7.0 million compared to $5.7 million for the year ended December 31, 2013, related to continuing efforts to re-align AMR's operations and billing functions.

        Interest expense, net.    For the year ended December 31, 2014, interest expense was $110.5 million compared to $186.7 million for the year ended December 31, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014, the redemption of the PIK Notes on August 30, 2013, and the re-pricing of the Term Loan Facility and ABL Facility in February 2013, offset by the increase in interest expense from the 2022 Notes issued on June 18, 2014.

        Other income (expense), net.    For the year ended December 31, 2014, other income (expense), net was $4.0 million of expense compared to $12.8 million of expense for the year ended December 31, 2013. We recorded $8.4 million of expense during the year ended December 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger on May 25, 2011.

        Income tax benefit (expense).    For the year ended December 31, 2014, income tax expense was $89.5 million compared to an income tax benefit of $1.0 million for the year ended December 31, 2013. Our effective tax rate was 42.8% for the year ended December 31, 2014 and (9.8%) for the year ended December 31, 2013. Our effective tax rate for 2014 was negatively impacted by the accounting for the tax benefit associated with the net losses generated by our variable interest entities ("VIEs"). Our income tax expense for 2014 only includes the Company's portion of the tax benefit associated with the net losses generated by the VIEs. The remaining tax benefit from these net losses is included in net (income) loss attributable to noncontrolling interest.

EmCare

        Net revenue.    For the year ended December 31, 2014, net revenue was $2,842.5 million, compared to $2,358.8 million for the year ended December 31, 2013, representing an increase of $483.7 million, or 20.5%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2013 accounted for a net revenue increase of $304.1 million for the year ended December 31, 2014, of which $179.5 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our "same store" contracts (contracts in existence for the entirety of both periods) increased $104.0 million, or 5.5%, for the year ended December 31, 2014. The change was due to a 1.5% increase in revenue per weighted patient encounter and by a 4.0% increase in same store weighted patient encounters. Revenue from recent acquisitions was $75.6 million during the year ended December 31, 2014.

        Compensation and benefits.    For the year ended December 31, 2014, compensation and benefits costs were $2,258.2 million, or 79.5% of net revenue, compared to $1,860.6 million, or 78.9% of net revenue, for the year ended December 31, 2013. Provider compensation costs increased $306.3 million from net new contract additions and acquisitions and $59.3 million from same store contracts. Non-provider compensation and total benefits costs increased by $32.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to organic growth.

        Operating expenses.    For the year ended December 31, 2014, operating expenses were $111.6 million, or 3.9% of net revenue, compared to $89.9 million, or 3.8% of net revenue, for the year ended December 31, 2013. Operating expenses increased $21.7 million due primarily to increased billing and collection fees from our recent acquisitions, transaction costs related to acquisition activity, and organic growth.

        Insurance expense.    For the year ended December 31, 2014, professional liability insurance expense was $71.9 million, or 2.5% of net revenue, compared to $69.0 million, or 2.9% of net revenue, for the year ended December 31, 2013. We recorded an increase of prior year insurance provisions of $4.8 million during the year ended December 31, 2014 compared to an increase of $0.6 million during the year ended December 31, 2013. Additionally, we recorded a reserve of $9.7 million during the year ended December 31, 2013 for a recent jury award for a 2011 medical malpractice case and an adverse final disposition of an appeal received on January 27, 2014 in a 2009 medical malpractice case.

        Selling, general and administrative.    For the year ended December 31, 2014, selling, general and administrative expense was $48.0 million, or 1.7% of net revenue, compared to $51.9 million, or 2.2% of net revenue, for the year ended December 31, 2013. The decrease is attributable primarily to the decrease in expenses related to the allocation of $8.6 million to EmCare with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement.

        Depreciation and amortization.    For the year ended December 31, 2014, depreciation and amortization expense was $69.2 million, or 2.4% of net revenue, compared to $66.7 million, or 2.8% of net revenue, for the year ended December 31, 2013.

AMR

        Net revenue.    For the year ended December 31, 2014, net revenue was $1,555.2 million compared to $1,369.5 million for the year ended December 31, 2013, representing an increase of $185.7 million, or 13.6%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 2.8%, or $38.7 million, which primarily resulted from increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 10.8%, or $147.0 million, in weighted transport volume. Weighted transports increased 301,700 from the same period last year. The change was due to an increase of 240,000 weighted transports from our entry into new markets and recent acquisitions and an increase of 3.8%, or 103,100 weighted transports, in existing markets, offset by a decrease of 41,400 weighted transports from exited markets.

        Compensation and benefits.    For the year ended December 31, 2014, compensation and benefit costs were $898.3 million, or 57.8% of net revenue, compared to $806.9 million, or 58.9% of net revenue, for the year ended December 31, 2013. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions. As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses. Ambulance crew wages per ambulance unit hour increased by approximately 0.2% or $1.2 million, and ambulance unit hours increased period over period by 10.1%, or $47.1 million. Non-crew compensation increased period over period by $28.4 million primarily due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $14.7 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to the impact from markets entered and recent acquisitions.

        Operating expenses.    For the year ended December 31, 2014, operating expenses were $376.2 million, or 24.2% of net revenue, compared to $334.9 million, or 24.5% of net revenue, for the year ended December 31, 2013. The change is due primarily to increased costs of $6.6 million associated with the net impact from markets entered and exited, increased costs of $34.1 million primarily from recent managed transportation acquisitions, and increased costs of other miscellaneous net operating costs of $4.3 million, offset by decreased costs associated with our existing managed transportation business of $3.7 million.

        Insurance expense.    For the year ended December 31, 2014, insurance expense was $49.1 million, or 3.2% of net revenue, compared to $37.3 million, or 2.7% of net revenue, for the year ended December 31, 2013. We recorded an increase of prior year insurance provisions of $2.7 million during the year ended December 31, 2014 compared to a decrease of $1.2 million during the year ended December 31, 2013.

        Selling, general and administrative.    For the year ended December 31, 2014, selling, general and administrative expense was $42.8 million, or 2.7% of net revenue, compared to $54.7 million, or 4.0% of net revenue, for the year ended December 31, 2013. The decrease was due to the receipt of $1.9 million in reimbursement of costs associated with certain exit activities and the decrease in expenses related to the allocation of $11.4 million to AMR with respect to the payment made in 2013 to CD&R to terminate the Consulting Agreement.

        Depreciation and amortization.    For the year ended December 31, 2014, depreciation and amortization expense was $76.9 million, or 4.9% of net revenue, compared to $74.0 million, or 5.4% of net revenue, for the year ended December 31, 2013. The increase was due primarily to technology and fleet-related additions and an increase in amortizable intangible assets from recent acquisitions.

The year ended December 31, 2013

Consolidated

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

        Interest expense, net.    Interest expense for the year ended December 31, 2013 was $186.7 million compared to $182.6 million for the year ended December 31, 2012. This increase was due to the issuance of $450 million of PIK Notes on October 1, 2012 which were subsequently redeemed on August 30, 2013, offset partially by voluntary prepayments of the Term Loan Facility made during 2012 and the re-pricing of the Term Loan Facility during the three months ended March 31, 2013.

        Other income (expense), net.    Other income (expense) was $12.8 million of expense for the year ended December 31, 2013 compared to $1.4 million of income for the year ended December 31, 2012.

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

        Income tax benefit (expense).    Income tax expense decreased by $28.5 million for the year ended December 31, 2013 compared to the same period in 2012. Our effective tax rate was (9.8)% for the year ended December 31, 2013 and 40.2% for the year ended December 31, 2012.

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

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2013 was $51.9 million, or 2.2% of net revenue, compared to $36.3 million, or 1.9% of net revenue, for the year ended December 31, 2012. The increase is due primarily to the allocation to EmCare of $8.6 million of the payment made to CD&R to terminate the Consulting Agreement.

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

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2013 was $54.7 million, or 4.0% of net revenue, compared to $42.1 million, or 3.0% of net revenue, for the year ended December 31, 2012. The increase is due primarily to the allocation to AMR of $11.4 million of the payment made to CD&R to terminate the Consulting Agreement.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2013 was $74.0 million, or 5.4% of net revenue, compared to $68.0 million, or 4.9% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

Liquidity and Capital Resources

        Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. Corporation and its subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements and acquisition activities, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in "Risk Factors" for circumstances that could affect our sources of liquidity.

        Based on our current assumptions, we believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our Senior Secured Credit Facilities will be adequate to meet the liquidity requirements of our business through at least the next 12 months. If our assumptions prove to be incorrect, if there are other factors that adversely affect our cash position or cash flows, or if we make substantial acquisitions in the future, we may need to seek additional funds through financing activities.

        On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 ("2019 Notes") and entered into $1.8 billion of senior secured credit facilities ("Senior Secured Credit Facilities"), that consisted of the $1.44 billion Term Loan Facility and the $350 million ABL Facility, that has since been increased to $550 million, which are further described below and in Note 11 of the accompanying consolidated financial statements.

  2019 Notes

        During the second quarter of 2012, the Company's captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014. On December 30, 2013, the Company redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes. On June 18, 2014, Corporation redeemed the remaining $617.5 million in aggregate principal amount of the 2019 Notes, of which $9.8 million was held by the Company's captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the second quarter of 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the 2022 Notes, and unamortized debt issuance costs from the redemption of the 2019 Notes.

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

  ABL Facility

        On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the "ABL Credit Agreement"), under which the lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        The ABL Facility provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $450.0 million as of December 31, 2014. The ABL Facility is available to fund working capital and for general corporate purposes. As of December 31, 2014, we had available borrowing capacity of $337.7 million and $112.3 million of letters of credit issued, which impact the available credit under the ABL Facility. On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million. As of February 28, 2015 we had available borrowing capacity of $144.4 million and $120.6 million of letters of credit issued under the ABL Facility.

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

        The indenture governing the 2022 Notes contains significant covenants, including prohibitions on our ability to incur certain additional indebtedness, to make certain investments and to pay dividends.

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

  Initial Public Offering

        On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. We received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the Consulting Agreement.

        Net proceeds from the initial public offering were used to (i) redeem in full the Company's PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million in principal amount of the 2019 Notes of which $5.2 million was held by our captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

  Other

        EmCare completed the acquisitions of Emergency Medical Associates ("EMA") of Parsippany, New Jersey, on February 27, 2015 and Scottsdale Emergency Associates, LTD ("SEA") of Phoenix, Arizona on January 30, 2015 for aggregate purchase consideration of $380 million paid in cash. EMA provides emergency department, hospitalist and urgent care services at 47 facilities in New Jersey, New York, Rhode Island, and North Carolina. SEA is an emergency physician group serving the greater Phoenix market, with 40 physicians and more than a dozen mid-level providers.

        Additionally, EmCare completed the acquisition of VISTA Staffing Solutions, a leading provider of locum tenens staffing and permanent placement services for physicians, nurse practitioners and physician assistances, on February 1, 2015 for purchase consideration of $123 million paid in cash.

        Purchase consideration for these acquisitions was funded through cash on hand and amounts borrowed under the Company's ABL Facility.

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Year ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$274,048	$54,115	$216,435
Investing activities	(276,818)	(98,597)	(154,043)
Financing activities	116,953	191,362	(138,583)

        Operating activities.    Net cash provided by operating activities was $274.0 million for the year ended December 31, 2014 compared to $54.1 million for the year ended December 31, 2013. Operating cash flows for the year ended December 31, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for the year ended December 31, 2014 excluding this item was $283.7 million. Operating cash flows for the year ended December 31, 2013 includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the Merger, a payment of $20.0 million to terminate the Consulting Agreement, and $24.5 million of payments related to AMR contract terminations and FEMA external providers (the "2013 Payments"). Cash flow from operating activities for the year ended December 31, 2013 excluding these payments was $112.3 million. Further, the increase of $219.9 million in net cash provided by operating activities relates primarily to improvements in EmCare accounts receivable collections, lower interest payments in 2014, and an increase in accounts payable and accrued liabilities from the timing of payments.

        Accounts receivable increased $129.2 million and $176.0 million during the years ended December 31, 2014 and 2013, respectively. Days sales outstanding ("DSO") remained unchanged during the year ended December 31, 2014. While EmCare's DSO decreased 4 days, AMR's DSO increased 7 days primarily as a result of the transition of the AMR billing function to a third-party service provider in late-third and fourth quarters of 2014.

        Net cash provided by operating activities was $54.1 million for the year ended December 31, 2013 compared to $216.4 million for the year ended December 31, 2012. Operating cash flows for the year ended December 31, 2013 includes the 2013 Payments. Cash flow from operating activities excluding the 2013 Payments was $112.3 million. Further, the decrease of $162.3 million in net cash provided by operating activities relates primarily to an income tax refund of $43.0 million received in the third quarter of 2012 and an increase in accounts receivable.

        Accounts receivable increased $176.0 million for the year ended December 31, 2013 compared to $81.9 million for the year ended December 31, 2012. DSO increased 9 days during the year ended December 31, 2013. While AMR's DSO decreased 5 days, EmCare's DSO increased 17 days primarily as a result of accounts receivable delayed by CMS pending provider enrollments and a significant number of new contract starts in the late-third and fourth quarters of 2013. We filed for a majority of group numbers in the third quarter of 2013; however, the process to obtain individual provider numbers under those groups tooklonger than expected due to processing delays at the Medicare Administrative Contractors. While the DSO increases were driven by these delays and the impact of our accelerated contract starts in the last half of 2013, our overall collections process has remained stable as evidenced by our same contract DSO which has remained at 64 days.

        We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter and that result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

        The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q4 2012	Q4 2011	Q4 2010
EmCare	78	77	79	82	82	65	57	54
AMR	70	66	62	62	63	68	68	69
Company	75	73	73	74	75	66	62	61

        Investing activities.    Net cash used in investing activities was $276.8 million for the year ended December 31, 2014 compared to $98.6 million for the year ended December 31, 2013. The increase was primarily related to the increase in cash used for acquisitions of $146.5 million.

        Net cash used in investing activities was $98.6 million for the year ended December 31, 2013 compared to $154.0 million for the year ended December 31, 2012. The decrease is due primarily to a return of insurance collateral of approximately $100.0 million during the year ended December 31, 2012 offset by a decrease in cash used for acquisitions of $157.9 million.

        Financing activities.    Net cash provided by financing activities was $117.0 million for the year ended December 31, 2014 compared to net cash provided by financing activities of $191.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, we received proceeds of $740.6 million from the issuance of the 2022 Notes, offset by our payment of $645.3 million, which includes a $37.6 million premium, to redeem $617.5 million in aggregate principal amount of our 2019 Notes of which $9.8 million was held by our captive insurance subsidiary. Additionally, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014, offset by the excess tax benefit from these stock option exercises of $14.8 million.

        Net cash provided by financing activities was $191.4 million for the year ended December 31, 2013 compared to net cash used in financing activities of $138.6 million for the year ended December 31, 2012. During 2013 we received proceeds from our initial public offering of $1,112.0 million offset by related issuance costs paid of $63.4 million. We paid $816.7 million, which includes a $39.4 million premium, during 2013 to redeem our PIK Notes and $332.5 million in principal amount of our 2019 Notes of which $5.2 million was held by our captive insurance subsidiary. We also increased our borrowings under our Term Loan Facility by $150.0 million, the proceeds of which were used to pay down our ABL Facility. We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for 2013 also includes a payment of $38.3 million to a prior shareholder in settlement of its appraisal over its holdings in Corporation prior to the Merger.

Indebtedness

Senior Unsecured Notes due 2019

        On May 25, 2011, Corporation issued $950 million of the2019 Notes. During the second quarter of 2012, the Company's captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014.

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

        On June 18, 2014, Corporation redeemed the remaining $617.5 million in aggregate principal amount of the 2019 Notes of which $9.8 million was held by the Company's captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the second quarter of 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the unsecured senior notes due 2022, and unamortized debt issuance costs from the redemption of the 2019 Notes.

Senior Secured Credit Facilities

        On May 25, 2011, Corporation entered into the $1.8 billion Senior Secured Credit Facilities that consisted of a $1.44 billion Term Loan Facility and a $350 million ABL Facility, that has since been increased to $550 million. The Senior Secured Credit Facilities are secured by substantially all of the assets of the Company.

  Term Loan Facility

        Prior to February 7, 2013, loans under the Term Loan Facility bore interest at Corporation's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("Term Loan LIBOR") and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

        On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the "Term Loan Amendment") to the credit agreement governing the Term Loan Facility (as amended, the "Term Loan Credit Agreement"). Under the Term Loan Amendment, the Company incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London Interbank Market (adjusted for maximum reserves) for the applicable interest period ("LIBOR") and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00). The Company recorded a loss on early debt extinguishment of $0.1 million related to unamortized debt issuance costs as a result of this modification.

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

  ABL Facility

        Prior to February 27, 2013, loans under the ABL Facility bore interest at the Corporation's election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("ABL LIBOR"), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

        On February 27, 2013, Corporation entered into a First Amendment (the "ABL Amendment") to the credit agreement governing the ABL Facility (as amended, the "ABL Credit Agreement"), under which the lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million.

        The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

        As of December 31, 2014, letters of credit outstanding which impact the available credit under the ABL Facility were $112.3 million and the maximum available under the ABL Facility was $337.7 million. As of February 28, 2015 we had available borrowing capacity of $144.4 million and $120.6 million of letters of credit issued under the ABL Facility.

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

Senior Unsecured Notes due 2022

        On June 18, 2014, Corporation issued the $750.0 million 2022 Notes the proceeds of which were used to redeem the 2019 Notes and for other general corporate purposes. The Company paid $9.4 million in financing fees to the creditors of the 2022 Notes which was recorded to loss on early debt extinguishment in the second quarter of 2014.

        The 2022 Notes have a fixed interest rate of 5.125%, payable semi-annually on January 1 and July 1 with the principal due at maturity on July 1, 2022. The 2022 Notes are general unsecured obligations of Corporation and are guaranteed by each of Corporation's domestic subsidiaries, except for any of Corporation's subsidiaries subject to regulation as an insurance company, including Corporation's captive insurance subsidiary.

        Corporation may redeem the 2022 Notes, in whole or in part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. Corporation may redeem the 2022 Notes, in whole or in part, at any time (i) on and after July 1, 2017 and prior to July 1, 2018, at a price equal to 103.844% of the principal amount of the 2022 Notes, (ii) on or after July 1, 2018 and prior to July 1, 2019, at a price equal to 102.563% of the principal amount of the 2022 Notes, (iii) on or after July 1,

2019 and prior to July 1, 2020, at a price equal to 101.281% of the principal amount of the 2022 Notes, and (iv) on or after July 1, 2020, at a price equal to 100.000% of the principal amount of the 2022 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 1, 2017, Corporation at its option may redeem up to 40% of the aggregate principal amount of the 2022 Notes with the proceeds of certain equity offerings at a redemption price of 105.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

        The indenture governing the 2022 Notes contains covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Corporation's restricted subsidiaries to pay dividends to Corporation or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, Corporation is required to make an offer to repurchase all of the 2022 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Corporation sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2022 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2014, including our borrowings under our Senior Secured Credit Facilities.

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations (Payments Due by Period):
Term Loan Facility(1)	$13,371	$26,742	$1,249,462	$—	$1,289,575
Bonds	—	—	—	750,000	750,000
Capital lease obligations	433	1,036	17	—	1,486
Other long-term debt	46	105	123	208	482
Interest on debt(2)	101,688	202,399	129,245	96,094	529,426
Operating lease obligations	35,650	50,312	33,447	40,098	159,507
Other contractual obligations(3)	30,026	29,970	19,218	618	79,832

Subtotal	181,214	310,564	1,431,512	887,018	2,810,308

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	44,712	44,712
Letters of credit(4)	—	—	—	112,282	112,282

Subtotal	—	—	—	156,994	156,994

Total obligations and commitments	$181,214	$310,564	$1,431,512	$1,044,012	$2,967,302

(1)
Excludes interest on the Term Loan Facility.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2014 of 4.00%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

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

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of December 31, 2014, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.30 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. These transactions fix the price for a total of 3.0 million gallons through December 2016.

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

        As of December 31, 2014, we had $2,036.7 million of outstanding debt, excluding capital leases, of which $1,286.3 million was variable rate debt under our Senior Secured Credit Facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $12.9 million annually.

        We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of December 31, 2014, the fair value of our available-for-sale securities was $30.2 million. Had the market price of such securities been 10% lower as of December 31, 2014, the aggregate fair value of such securities would have been $3.0 million lower.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains systems of disclosure controls and procedures" (as defined in Rule 13a-15(e)) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on the evaluation of the Company's management of the Company's disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were not effective as of December 31, 2014, as a result of the material weakness that existed in the Company's internal control over financial reporting, as described in Management's Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate "internal controls over financial reporting" (as defined under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

        In connection with management's assessment of the Company's internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company's internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. Management determined that the Company's process to ensure proper recording of manual accruals for unbilled revenue was not comprehensive enough to prevent potential errors. As a result of this material weakness, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014. Management does not believe that the material weakness had a pervasive effect on internal control over financial reporting, as the control deficiency identified was limited to the Company's internal control over manual accruals for estimated revenues.

Auditor Attestation

        Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued its attestation report on the effectiveness of our internal control over financial reporting. The report is included in Item 8, "Financial Statements and Supplementary Data."

Management's Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

        Management is engaging in efforts to remediate the material weakness by implementing the following measures:

  •
  The Company intends to enhance and implement policies setting forth specific requirements regarding additional review and approval procedures for manual accruals for unbilled revenues; and

  •
  The Company intends to implement additional review and analysis procedures of its manual unbilled revenue accruals process to ensure that the policies are being followed.

        Management believes that the remedial measures described above will adequately address the material weakness, but may determine that additional remedial measures are required.

  Changes in Internal Control over Financial Reporting

        Except for the material weakness described above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item for the Company pertaining to directors and executive officers will be set forth in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement") which information is hereby incorporated herein by reference. The Board of Directors of the Company has adopted a "Code of Business Conduct and Ethics" that applies to all of the Company's officers, employees and directors, and a "Code of Ethics for the Chief Executive Officer and Senior Financial Officers" that applies to our Chief Executive Officer, Chief Financial Officer, corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available on our website www.evhc.net under the heading "Corporate Governance" and "Code of Business Conduct and Ethics." Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.

        We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions, and our directors by posting such information on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item will be set forth in the Company's Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item will be set forth in the Company's Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be set forth in the Company's Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item will be set forth in the Company's Proxy Statement, which information is hereby incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8, "Financial Statements and Supplementary Data", of this Annual Report.

(2)
Financial Statement Schedules

        Schedule II—The Company's Condensed Financial Statements are included in this Annual Report on Form 10-K. See index to financial information on page F-1.

(3)
Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2015.

ENVISION HEALTHCARE HOLDINGS, INC.
By:	/s/ WILLIAM A. SANGER William A. Sanger Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Sanger, Randel G. Owen and Craig A. Wilson, and each of them severally, his or her true and lawful attorney- in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. SANGER William A. Sanger	Chairman and Director, President and Chief Executive Officer (Principal Executive Officer) of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ RANDEL G. OWEN Randel G. Owen	Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ NICHOLAS A. POAN Nicholas A. Poan	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer) of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ RONALD A. WILLIAMS Ronald A. Williams	Director of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ CAROL J. BURT Carol J. Burt	Director of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director of Envision Healthcare Holdings, Inc.	March 2, 2015

Signature	Title	Date

/s/ LEONARD M. RIGGS, JR., M.D. Leonard M. Riggs, Jr., M.D.	Director of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ MICHAEL L. SMITH Michael L. Smith	Director of Envision Healthcare Holdings, Inc.	March 2, 2015
/s/ MARK V. MACTAS Mark V. Mactas	Director of Envision Healthcare Holdings, Inc.	March 2, 2015

Exhibit Index

Exhibit No	Description
2.1	Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
2.2
Interest Purchase Agreement, dated as of June 10, 2014, by and among EmCare, Inc., Phoenix Physicians, LLC and the sellers party thereto (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, dated June 10, 2014).
3.1	Second Amended and Restated Certificate of Incorporation of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form S-8, dated August 16, 2013).
3.2	Amended and Restated By-Laws of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Form S-8, dated August 16, 2013).
4.1	Form of 5.125% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2014).
4.2
Indenture, dated as of June 18, 2014, by and among the Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, dated June 19, 2014).
4.3
First Supplemental Indenture, dated as of June 18, 2015, by and among the Corporation, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K, dated June 19, 2014).
4.4
Second Supplemental Indenture, dated as of September 14, 2014, among the Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014).
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

Exhibit No	Description
10.3	ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Corporation's Form 8-K, dated June 1, 2011).
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
10.8
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Richard J. Schnall (Incorporated by reference to Exhibit 10.8 to Corporation's Form 8- K, dated June 1, 2011).
10.9
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (Incorporated by reference to Exhibit 10.9 to Corporation's Form 8- K, dated June 1, 2011).
10.10
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (Incorporated by reference to Exhibit 10.10 to Corporation's Form 8- K, dated June 1, 2011).
10.11
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (Incorporated by reference to Exhibit 10.11 to Corporation's Form 8-K, dated June 1, 2011).

Exhibit No		Description
10.12	†	Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1 of Corporation's Registration Statement on Form S-1 filed August 2, 2005).
10.13	†
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.1 to Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).
10.14	†
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.2 to Corporation's Quarterly Report on Form 10- Q for the quarter ended March 31, 2009).
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

Exhibit No		Description
10.23	†	Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.24	†
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
10.26	†
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
10.41	†
Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 28, 2014)
10.42	†	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.43	†	Form of Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.44	†	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of Attorney (contained on signature pages hereto).
31.1	*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No		Description
101.	*	The following materials from the Annual Report on Form 10-K of Envision Healthcare Holdings, Inc. for the year ended December 31, 2014, filed on March 2, 2015, formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

*
Filed with this Annual Report.

†
Identifies each management compensation plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Envision Healthcare Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Envision Healthcare Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Healthcare Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Envision Healthcare Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Envision Healthcare Holdings, Inc.

        We have audited Envision Healthcare Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Envision Healthcare Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over estimates of unbilled revenue for patient encounters. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envision Healthcare Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Envision Healthcare Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2015

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$318,895	$204,712
Insurance collateral	32,828	29,619
Trade and other accounts receivable, net	950,115	801,146
Parts and supplies inventory	24,484	23,376
Prepaids and other current assets	36,917	23,430

Total current assets	1,363,239	1,082,283
Non-current assets:
Property, plant and equipment, net	211,276	194,715
Intangible assets, net	524,482	513,698
Insurance collateral	10,568	12,716
Goodwill	2,538,633	2,435,670
Other long-term assets	55,555	60,935

Total assets	$4,703,753	$4,300,017

Liabilities and Equity
Current liabilities:
Accounts payable	$47,584	$52,588
Accrued liabilities	412,657	350,936
Current deferred tax liabilities	104,278	35,487
Current portion of long-term debt and capital lease obligations	12,349	12,318

Total current liabilities	576,868	451,329
Long-term debt and capital lease obligations	2,025,877	1,895,381
Long-term deferred tax liabilities	130,963	151,130
Insurance reserves	180,639	175,427
Other long-term liabilities	20,365	16,997

Total liabilities	2,934,712	2,690,264

Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 183,679,113 and 180,382,885 issued and outstanding as of December 31, 2014 and 2013, respectively)	1,837	1,804
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013)	—	—
Additional paid-in capital	1,616,747	1,575,417
Retained earnings	143,849	18,341
Accumulated other comprehensive income (loss)	(1,856)	(839)

Total Envision Healthcare Holdings, Inc. equity	1,760,577	1,594,723
Noncontrolling interest	8,464	15,030

Total equity	1,769,041	1,609,753

Total liabilities and equity	$4,703,753	$4,300,017

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue, net of contractual discounts	$7,884,953	$6,771,522	$5,834,632
Provision for uncompensated care	(3,487,309)	(3,043,210)	(2,534,511)

Net revenue	4,397,644	3,728,312	3,300,121

Compensation and benefits	3,156,480	2,667,439	2,307,628
Operating expenses	487,841	424,865	421,424
Insurance expense	120,983	106,293	97,950
Selling, general and administrative expenses	90,731	106,659	78,540
Depreciation and amortization expense	146,155	140,632	123,751
Restructuring charges	6,968	5,669	14,086

Income from operations	388,486	276,755	256,742
Interest income from restricted assets	1,135	792	625
Interest expense, net	(110,505)	(186,701)	(182,607)
Realized gains (losses) on investments	371	471	394
Other income (expense), net	(3,980)	(12,760)	1,422
Loss on early debt extinguishment	(66,397)	(68,379)	(8,307)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	209,110	10,178	68,269
Income tax benefit (expense)	(89,498)	994	(27,463)

Income (loss) before equity in earnings of unconsolidated subsidiary	119,612	11,172	40,806
Equity in earnings of unconsolidated subsidiary	254	323	379

Net income (loss)	119,866	11,495	41,185
Less: Net (income) loss attributable to noncontrolling interest	5,642	(5,500)	—

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	$5,995	$41,185

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.69	$0.04	$0.32
Diluted	$0.66	$0.04	$0.31
Weighted-average common shares outstanding:
Basic	182,019,732	150,156,216	130,228,970
Diluted	189,921,434	156,962,385	132,945,862
Comprehensive income (loss):
Net income (loss)	$119,866	$11,495	$41,185
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(723)	(892)	1,632
Unrealized gains (losses) on derivative financial instruments	(294)	266	857

Total other comprehensive income (loss), net of tax	(1,017)	(626)	2,489

Comprehensive income (loss)	118,849	10,869	43,674
Less: Comprehensive (income) loss attributable to noncontrolling interest	5,642	(5,500)	—

Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$124,491	$5,369	$43,674

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock	Preferred Stock Shares	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balances January 1, 2012	130,204,113	$1,302	—	$—	$901,871	$13,019	$(2,702)	$—	$913,490
Shares repurchased	(148,519)	(1)	—	—	(520)	—	—	—	(521)
Equity-based compensation	—	—	—	—	4,248	—	—	—	4,248
Exercise of options	606,033	6	—	—	328	—	—	—	334
Dividend paid	—	—	—	—	(386,924)	(41,858)	—	—	(428,782)
Excess tax benefits from stock-based compensation	—	—	—	—	873	—	—	—	873
Tax impact of dividend	—	—	—	—	4,841	—	—	—	4,841
Net income	—	—	—	—	—	41,185	—	—	41,185
Fair value of fuel hedge	—	—	—	—	—	—	2,258	—	2,258
Fair value of interest rate swap agreement	—	—	—	—	—	—	(1,401)	—	(1,401)
Unrealized holding gains	—	—	—	—	—	—	1,632	—	1,632
Contributions from noncontrolling interest	—	—	—	—	—	—	—	6,530	6,530

Balances December 31, 2012	130,661,627	1,307	—	—	524,717	12,346	(213)	6,530	544,687
Equity offering, net of issuance costs of $4,031 and 5.5% underwriter discount	48,300,000	483	—	—	1,045,769	—	—	—	1,046,252
Shares repurchased	(365,227)	(4)	—	—	(1,463)	—	—	—	(1,467)
Equity-based compensation	—	—	—	—	4,248	—	—	—	4,248
Exercise of options	1,786,485	18	—	—	859	—	—	—	877
Excess tax benefits from stock-based compensation	—	—	—	—	62	—	—	—	62
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	5,995	—	—	5,995
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	5,500	5,500
Fair value of fuel hedge	—	—	—	—	—	—	(636)	—	(636)
Fair value of interest rate swap agreement	—	—	—	—	—	—	902	—	902
Unrealized holding losses	—	—	—	—	—	—	(892)	—	(892)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,000	3,000
Other	—	—	—	—	1,225	—	—	—	1,225

Balances December 31, 2013	180,382,885	1,804	—	—	1,575,417	18,341	(839)	15,030	1,609,753
Shares repurchased	(570,407)	(6)	—	—	(16,832)	—	—	—	(16,838)
Equity-based compensation	—	—	—	—	5,109	—	—	—	5,109
Exercise of options	3,866,635	39	—	—	10,132	—	—	—	10,171
Excess tax benefits from stock-based compensation	—	—	—	—	44,550	—	—	—	44,550
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	125,508	—	—	125,508
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,642)	(5,642)
Fair value of fuel hedge	—	—	—	—	—	—	(1,317)	—	(1,318)
Fair value of interest rate swap agreement	—	—	—	—	—	—	1,023	—	1,023
Unrealized holding losses	—	—	—	—	—	—	(723)	—	(722)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,289	1,289
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,213)	(2,213)
Other	—	—	—	—	(1,629)	—	—	—	(1,629)

Balances December 31, 2014	183,679,113	$1,837	—	$—	$1,616,747	$143,849	$(1,856)	$8,464	$1,769,041

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$119,866	$11,495	$41,185
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	155,629	158,588	141,015
(Gain) loss on disposal of property, plant and equipment	(2,131)	(28)	(268)
Equity-based compensation expense	5,109	4,248	4,248
Excess tax benefits from equity-based compensation	(44,550)	(62)	(873)
Loss on early debt extinguishment	66,397	68,379	8,307
Equity in earnings of unconsolidated subsidiary	(254)	(323)	(379)
Dividends received	430	556	611
Deferred income taxes	44,651	2,416	31,932
Payment of dissenting shareholder settlement	—	(13,717)	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(129,239)	(175,968)	(81,857)
Parts and supplies inventory	(687)	(1,326)	643
Prepaids and other current assets	(12,157)	987	5,839
Accounts payable and accrued liabilities	84,667	(11,596)	65,777
Insurance reserves	(13,683)	10,466	255

Net cash provided by (used in) operating activities	274,048	54,115	216,435

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(79,751)	(3,156)	(39,035)
Sales and maturities of available-for-sale securities	62,673	14,096	96,643
Purchases of property, plant and equipment	(78,046)	(65,879)	(60,215)
Proceeds from sale of property, plant and equipment	2,444	744	7,220
Acquisition of businesses, net of cash received	(181,642)	(35,098)	(193,002)
Net change in insurance collateral	481	(7,235)	34,332
Other investing activities	(2,977)	(2,069)	14

Net cash provided by (used in) investing activities	(276,818)	(98,597)	(154,043)

Cash Flows from Financing Activities
Issuance of common stock	—	1,112,017	334
Borrowings under the Term Loan	—	150,000	—
Borrowings under the ABL Facility	50,000	345,440	130,000
Proceeds from issuance of senior notes	740,625	—	450,000
Repayments of the Term Loan	(13,372)	(13,371)	(262,884)
Repayments of the ABL Facility	(50,000)	(470,440)	(5,000)
Repayments of PIK Notes and senior notes	(607,750)	(777,250)	(15,000)
Payment for debt extinguishment premiums	(37,630)	(39,402)	—
Debt issuance costs	(2,224)	(5,011)	(21,219)
Dividend paid	—	—	(428,782)
Equity issuance costs	—	(65,131)	—
Proceeds from stock options exercised	7,730	—	—
Excess tax benefits from equity-based compensation	44,550	62	873
Class A common stock repurchased as treasury stock	—	—	(511)
Shares repurchased for tax withholdings	(14,430)	—	—
Contributions from (Distributions to) noncontrolling interest , net	(924)	3,000	6,530
Payment of dissenting shareholder settlement	—	(38,336)	—
Net change in bank overdrafts	—	(10,146)	7,808
Other financing activities	378	(70)	(732)

Net cash provided by (used in) financing activities	116,953	191,362	(138,583)

Change in cash and cash equivalents	114,183	146,880	(76,191)
Cash and cash equivalents, beginning of period	204,712	57,832	134,023

Cash and cash equivalents, end of period	$318,895	$204,712	$57,832

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. General

Basis of Presentation of Financial Statements

        Envision Healthcare Holdings, Inc. ("EVHC" or the "Company") formerly known as CDRT Holding Corporation, is organized as a holding company that operates through various subsidiaries. Envision Healthcare Corporation, formerly known as Emergency Medical Services Corporation, ("Corporation") is a wholly-owned subsidiary of the Company.

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") to reflect the consolidated financial position, results of operations and cash flows of the Company.

        On July 29, 2013, the Company effected a 9.3 for 1.0 stock split of its common stock, resulting in 132,082,885 shares of common stock issued. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented.

        On August 19, 2013, the Company completed an initial public offering of its common stock, par value $0.01 per share ("Common Stock"). See Note 14 for further information on the Company's initial public offering and its equity.

        The Company operates in two segments, EmCare Holdings, Inc. ("EmCare") in the facility-based and post-acute care physician service business and American Medical Response, Inc. ("AMR") in the healthcare transportation service business. EmCare provides integrated facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs with 784 contracts in 41 states and the District of Columbia. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services. EmCare also offers physician-led care management solutions outside the hospital. AMR operates in 38 states and the District of Columbia, providing a full range of healthcare transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency ("911") call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents are comprised of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

        As of December 31, 2014 and 2013, bank overdrafts of zero and $5.0 million, respectively, were included in accounts payable in the accompanying balance sheets.

Insurance Collateral

        Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company's captive insurance subsidiary that supports the Company's insurance program and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

        Realized gains and losses are determined based on an average cost basis.

        Insurance collateral also includes a receivable from insurers of $1.5 million and $1.3 million as of December 31, 2014 and 2013, respectively, for liabilities in excess of the Company's self-insured retention.

Trade and Other Accounts Receivable, net

        The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Patient-related accounts receivable are recorded net of estimated allowances for contractual discounts and uncompensated care in the period in which services are performed. Account balances are charged off against the uncompensated care allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write- offs to the contractual allowance occur when payment is received. As a result of the estimates used in recording the allowances, the nature of healthcare collections, which may involve lengthy delays, and the current uncertainty in the economy, there is a reasonable possibility that recorded estimates will change materially in the short-term.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents accounts receivable, net and accounts receivable allowances by segment (in thousands):

	December 31,
	2014	2013
Accounts receivable, net
EVHC	$28	$1,011
EmCare	645,427	558,195
AMR	304,660	241,940

Total	$950,115	$801,146

Accounts receivable allowances
EmCare
Allowance for contractual discounts	$2,522,622	$1,807,090
Allowance for uncompensated care	1,060,270	868,590

Total	$3,582,892	$2,675,680

AMR
Allowance for contractual discounts	$278,230	$195,614
Allowance for uncompensated care	167,529	170,243

Total	$445,759	$365,857

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

Property, Plant and Equipment, net

        Property, plant and equipment are reflected at their estimated fair value as of May 25, 2011 in connection with the acquisition of Corporation led by Clayton, Dubilier & Rice, LLC ("CD&R"). Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill and Other Indefinite Lived Intangibles

        Goodwill and other indefinite lived intangibles, including radio frequencies, licenses and trade names, are not amortized, but instead tested for impairment at least annually. The Company performs its annual impairment test in the third quarter for goodwill and other indefinite lived intangibles or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in the Company's market capitalization or a significant decline in its expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and have a material impact on the Company's consolidated financial statements.

        Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as a reporting unit. As of December 31, 2014, $1,679.5 million and $859.1 million of goodwill had been allocated to EmCare and AMR, respectively.

        The Company compares the fair value of its reporting units to the carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting units is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        Fair value for each of the reporting units is determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach. No impairment indicators were noted in completing the Company's annual impairment assessments in 2014 and no indicators were noted which would indicate that subsequent interim impairment tests were necessary. No impairment charges were recorded as of December 31, 2014, 2013, or 2012.

Impairment of Long-lived Assets and Other Definite Lived Intangibles

        Long-lived assets and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2014, 2013, or 2012.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 5 to 12.5 years depending on the type of contract and customer relationship.

Claims Liability and Professional Liability Reserves

        The Company is self-insured up to certain limits for costs associated with workers compensation claims, automobile claims, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next 12 months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage risks associated with interest rate and fuel price volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives (see Note 12).

EmCare Contractual Arrangements

        EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare ("EmCare Subsidiary") contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of December 31, 2014 and 2013. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the years ended December 31, 2014 and 2013, the Company derived approximately 33% and 34%, respectively, of its net revenue from Medicare and Medicaid, 64% and 62%, respectively, from insurance providers and contracted payors, and 3% and 4%, respectively, directly from patients.

        The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

notes as of December 31, 2014 was approximately $744.4 million with a carrying amount of $750.0 million.

Revenue Recognition

        Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. The Company records fee-for-service revenue, net of the contractual discounts based on the information entered into the Company's billing systems from received medical charts. An estimate for unprocessed medical charts for a given service period is made and adjusted in future periods based on actual medical charts processed. Information entered into the billing systems is subject to change, e.g. change in payor status, and may impact recorded fee-for-service revenue, net of the contractual discounts. Such changes are recognized in the period the change is known.

        Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR. Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are shown below.

	Year ended December 31,
	2014	2013	2012
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	60.6	57.8	57.7

Revenue net of contractual discounts	39.4	42.2	42.3
Provision for uncompensated care as a percentage of gross revenue	20.1	21.6	21.2

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	51.0%	51.1%	50.1%
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	52.8	50.7	49.2

Revenue net of contractual discounts	47.2	49.3	50.8
Provision for uncompensated care as a percentage of gross revenue	11.9	14.7	15.6

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	25.2%	29.7%	30.7%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	58.8	56.0	55.1

Revenue net of contractual discounts	41.2	44.0	44.9
Provision for uncompensated care as a percentage of gross revenue	18.2	19.8	19.5

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	44.2%	44.9%	43.4%

        During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the presentation below and conformed prior periods to current period presentation. Net revenue for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Fee-for-service revenue, net of contractual discounts:
Medicare	$1,181,762	$982,640	$792,796
Medicaid	415,771	257,100	224,974
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	2,551,123	2,241,422	2,027,872
Self-pay	2,993,997	2,660,924	2,221,356

Sub-total	7,142,653	6,142,086	5,266,998
Subsidies and fees	742,300	629,436	567,634

Revenue, net of contractual discounts	7,884,953	6,771,522	5,834,632
Provision for uncompensated care	(3,487,309)	(3,043,210)	(2,534,511)

Net revenue	$4,397,644	$3,728,312	$3,300,121

        Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $12.5 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and decreased the contractual discount and uncompensated care provisions (increased net revenue) by approximately $10.0 million for the year ended December 31, 2012.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Equity Based Compensation

        The Company recognizes all share-based payments to employees based on its grant-date fair values and its estimates of forfeitures. The Company recognizes the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow. The Company uses the straight-line method to recognize equity based compensation expense for its outstanding stock awards. Equity based compensation has been issued under the plans described in Note 17.

Fair Value Measurement

        The Company classifies its financial instruments that are reported at fair value based on a hierarchal framework that ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the valuation of the Company's financial instruments by the above fair value hierarchy levels as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$30,243	$—	$—	$30,243
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,433	—	1,433
Interest rate swap	—	1,493	—	1,493

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$12,170	$517	$—	$13,227
Fuel hedge	—	672	—	672
Liabilities:
Contingent consideration	—	—	7,734	7,734
Interest rate swap	—	3,135	—	3,135

        The contingent consideration balance classified as a Level 3 liability has decreased by $5.7 million since December 31, 2013 primarily due to payments made, offset by an increase of $2.0 million from recent acquisitions.

        During the year ended December 31, 2014 and 2013, the Company had no transfers in and out of Level 1 and Level 2 fair value measurements.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations.

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15) which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements.

3. Basic and Diluted Net Income Per Share

        The Company presents both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing "Net income attributable to Envision Healthcare Holdings, Inc." by the "Weighted-average common shares outstanding" for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of the Company's common stock. The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except per share amounts).

	Year ended December 31,
	2014	2013	2012
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	$5,995	$41,185
Weighted-average common shares outstanding—common stock:
Basic	182,020	150,156	130,229
Dilutive impact of stock awards outstanding	7,901	6,806	2,717

Diluted	189,921	156,962	132,946
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.69	$0.04	$0.32
Diluted	$0.66	$0.04	$0.31

        As of December 31, 2014, 2013, and 2012 there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4. Statements of Cash Flows Data

        The following presents supplemental cash flow statement disclosure (in thousands).

	Year ended December 31,
	2014	2013	2012
Supplemental cash flow data:
Cash paid for interest	$95,079	$198,098	$154,984
Net cash paid (refunds received) for taxes	2,898	13,351	(20,463)

5. Acquisitions

2014 Acquisitions

        Phoenix Physicians, LLC ("Phoenix Physicians").    On June 17, 2014, the Company acquired the stock of Phoenix Physicians for a total purchase price of $169.5 million paid in cash (the "Phoenix Physicians Acquisition"). Phoenix Physicians, in part through management services agreements with

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

professional entities, is engaged in providing medical practices support and emergency department management and staffing services to hospitals, physicians and healthcare facilities in Florida. The Company has accounted for the acquisition of Phoenix Physicians using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. All of the goodwill is tax deductible and assigned to the EmCare segment.

        The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$24,795
Accounts receivable	16,748
Prepaid and other current assets	139
Property, plant, and equipment	92
Acquired intangible assets	57,630
Goodwill	97,200
Accounts payable	(1,073)
Accrued liabilities	(11,920)
Long-term deferred tax liabilities	(445)
Insurance reserves	(13,716)

Total purchase price	$169,450

        During the last six months of 2014, the Company made purchase price allocation adjustments that decreased goodwill by $0.5 million and increased cash and cash equivalents by $18.7 million with a corresponding increase to accrued liabilities and insurance reserves of $4.5 million and $13.7 million, respectively, to record the transfer of risk of the malpractice claims liability. Additionally, the Company made other purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $1.6 million.

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

	Year ended December 31,
(in thousands)	2014	2013
Net revenue	$129,614	$117,655
Net income	9,007	3,315

        The Company's statements of operations for the year ended December 31, 2014 include net revenue of $68.8 million and net income of $6.8 million attributable to Phoenix Physicians.

        Other 2014 Acquisitions.    The Company completed the acquisitions of Life Line Ambulance Service, Inc., an emergency medical transportation service provider with operations in Arizona, on

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the year ended December 31, 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $12.1 million. The total purchase price for these acquisitions was allocated to goodwill of $10.8 million, $6.1 million of which is tax deductible goodwill, other acquired intangible assets of $27.3 million, net current assets of $3.6 million, and long-term deferred tax liabilities of $3.7 million which are subject to adjustment based upon the completion of purchase price allocations.

Contingent Consideration

        As of December 31, 2014, the Company has accrued $2.0 million as its estimate of the additional payments to be made in future periods as contingent consideration for acquisitions made prior to December 31, 2014. This balance is included in accrued liabilities in the accompanying balance sheets. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements.

2013 Acquisitions

        During the year ended December 31, 2013, indirect, wholly-owned subsidiaries of the Company completed the acquisitions of CMORx, LLC and Loya Medical Services, PLLC, which provide clinical management software, each of T.M.S. Management Group, Inc. and Transportation Management Services of Brevard, Inc., two related corporations that leverage the provision of non-emergency healthcare transportation services by third-party transportation service providers, Jackson Emergency Consultants, which provides facility based physician staffing in northern Florida, and other smaller acquisitions for a combined purchase price of $34.2 million paid in cash.

        The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During 2014, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $5.4 million. The total purchase price for these acquisitions was allocated to goodwill of $20.8 million, all of which is tax deductible goodwill, other acquired intangible assets of $14.9 million, and net current liabilities of $1.5 million.

2012 Acquisitions

        Guardian Healthcare Group, Inc. ("Guardian").    On December 21, 2012, the Company acquired the stock of Guardian for a total purchase price of $159.0 million paid in cash. Guardian, through its subsidiaries, provides healthcare services to patients at their place of residence. The Company has

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

accounted for the acquisition of Guardian using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. Goodwill from this acquisition was assigned to the EmCare segment. During 2013, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $8.7 million, an increase in the federal tax liability of $2.9 million and other adjustments to opening balances for assets and liabilities. Of the goodwill recorded, $78.5 million is tax deductible. The final allocation of the purchase price is in the table below (in thousands):

Cash	$428
Accounts receivable	11,542
Prepaid and other current assets	379
Property, plant and equipment	1,792
Acquired intangible assets	59,810
Goodwill	111,256
Other long-term assets	50
Accounts payable	(729)
Accrued liabilities	(5,204)
Current deferred tax liabilities	(15,108)
Federal tax liability	(5,216)

Total purchase price	$159,000

        The Company began consolidating the results of operations effective December 21, 2012. The acquisition added $3.0 million of operating revenue and $0.3 million of net income for the year ended December 31, 2012. On an unaudited Pro Forma basis, had the Company owned Guardian at the beginning of each fiscal year ended December 31, 2012 $100.1 million of operating revenues and $5.9 million of net income would have been reported for the year ended December 31, 2012. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on those dates, nor of the results that may be obtained in the future.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2014	2013
Land	$4,553	$5,013
Building and leasehold improvements	25,516	22,526
Vehicles	175,082	146,700
Computer hardware and software	97,978	67,754
Communication and medical equipment and other	114,849	99,923

	417,978	341,916
Less: accumulated depreciation and amortization	(206,702)	(147,201)

Property, plant and equipment, net	$211,276	$194,715

        Depreciation expense was $65.6 million, $63.9 million, and $56.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets, net

Intangible Assets, excluding Goodwill

        Intangible assets, net consisted of the following as December 31 (in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$651,190	$(245,803)	$590,880	$(173,975)
Physician referral network	58,650	(14,679)	58,650	(7,515)
Covenant not to compete	5,490	(3,725)	5,101	(2,324)
Other	2,470	(167)	—	—

	717,800	(264,374)	654,631	(183,814)
Unamortized intangible assets
Trade names	36,045	—	33,740	—
Radio frequencies	901	—	901	—
License	34,110	—	8,240	—

Total	$788,856	$(264,374)	$697,512	$(183,814)

        Amortization expense was $80.6 million, $76.7 million and $67.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated annual amortization over each of the next five years is expected to be:

2015	$82,094
2016	75,368
2017	70,540
2018	63,696
2019	58,899

Goodwill

        Changes in the carrying amount of goodwill during 2014 are set forth as below (in thousands):

	January 1, 2014	2014 Acquisitions	Deferred Taxes	Adjustments	December 31, 2014
EmCare	$1,574,882	$100,529	$445	$3,639	$1,679,495
AMR	860,788	2,836	4,173	(8,659)	859,138

Total	$2,435,670	$103,365	4,618	$(5,020)	$2,538,633

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets, net (Continued)

        Changes in the carrying amount of goodwill during 2013 are set forth as below (in thousands):

	January 1, 2013	2013 Acquisitions	Adjustments	December 31, 2013
EmCare	$1,555,924	$9,018	$9,940	$1,574,882
AMR	857,708	17,157	(14,077)	860,788

Total	$2,413,632	$26,175	$(4,137)	$2,435,670

        Adjustments in the carrying amount of goodwill during 2014 and 2013 relate to other purchase price allocation adjustments and reclassifications.

8. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31 (in thousands):

	2014	2013
Current deferred tax assets (liabilities):
Accounts receivable	$8,278	$1,611
Accrual to cash	(128,507)	(89,609)
Accrued liabilities	11,171	13,586
Credit carryforwards	2,375	693
Net operating loss carryforwards	2,405	38,232

Net current deferred tax liabilities	(104,278)	(35,487)

Long-term deferred tax assets (liabilities):
Intangible assets	(160,186)	(171,315)
Insurance and other long-term liabilities	46,760	37,692
Excess of tax over book depreciation	(39,927)	(40,729)
Net operating loss carryforwards	30,836	27,895
Credit carryforwards	2,580	2,555
Valuation allowance	(11,026)	(7,228)

Net long-term deferred tax liabilities	(130,963)	(151,130)

Net deferred tax liabilities	$(235,241)	$(186,617)

        At December 31, 2014, the Company has net deferred tax liabilities that will increase taxable income in future periods. Net deferred tax liabilities increased by $48.6 million from December 31, 2013. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of net operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

to which it can be objectively verified. Based on the evaluation of such evidence, the Company established an $11.0 million valuation allowance as of December 31, 2014 related to some of its deferred tax assets, an increase of $3.8 million from December 31, 2013.

        The Company has federal net operating loss carryforwards of $40.3 million which expire in the years 2017 to 2033. The decrease to the net operating loss carryforwards is primarily due to tax losses utilized in the tax year ended December 31, 2014. AMR's net operating loss carryforwards generated prior to the Merger are subject to AMR's $1.3 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), increased by its recognized built-in gains. The Company's 2010 net unrealized built-in gain and future recognition of some of these built-in gains has and will continue to accelerate the usage of these net operating loss carryforwards.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. The Company does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2010 are no longer subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance as of beginning of period	$614	$3,467	$963
Additions for tax positions of prior years	1,494	216	5,397
Reductions for tax positions of prior years	—	—	(1,896)
Reductions for tax positions due to lapse of statute of limitations	(482)	(3,069)	(997)

Balance as of end of period	$1,626	$614	$3,467

        The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

        Accrued interest and penalties on unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized $0.3 million, $0.2 million and $0.7 million for the payments of interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively. The Company reversed $0.1 million, $0.5 million and $0.2 million of the interest previously recognized for the years ended December 31, 2014, 2013 and 2012, respectively.

        The unrecognized tax benefits recorded by the Company included approximately $1.6 million, $0.2 million and $0.5 million that may reduce future tax expense for the years ended December 31, 2014, 2013 and 2012, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The components of income tax expense were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current tax benefit (expense)
State	$(4,602)	$(3,937)	$(5,131)
Federal	(40,245)	7,347	(34,965)

Total	(44,847)	3,410	(40,096)

Deferred tax benefit (expense)
State	(4,353)	5,586	(1,004)
Federal	(40,298)	(8,002)	13,637

Total	(44,651)	(2,416)	12,633

Total tax benefit (expense)
State	(8,955)	1,649	(6,135)
Federal	(80,543)	(655)	(21,328)

Total	$(89,498)	$994	$(27,463)

        A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Income tax expense at the statutory rate	$(73,188)	$(3,562)	$(23,895)
Increase in income taxes resulting from:
State taxes, net of federal	(6,453)	(1,834)	(4,218)
Tax settlements and filings	(1,012)	2,853	638
Tax credits	338	779	—
Dissenting shareholder settlement	—	(3,203)	—
Change in valuation allowance	(3,816)	3,126	—
State deferred rate change	1,170	1,161	—
Other	967	(419)	12

Income tax benefit (expense) before noncontrolling interest	(81,994)	(1,099)	(27,463)
Noncontrolling interests	(7,504)	2,093	—

Income tax benefit (expense)	$(89,498)	$994	$(27,463)

        The effective rates for the years ended December 31, 2014, 2013 and 2012, were impacted by nonrecurring items.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Insurance Collateral

        Insurance collateral consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Available-for-sale securities:
U.S. Treasuries	$1,191	$2,100
Corporate bonds /Fixed income	15,397	6,372
Corporate equity	13,655	4,755

Total available-for-sale securities	30,243	13,227
Insurance receivable	1,470	1,300
Cash deposits and other	11,683	27,808

Total insurance collateral	$43,396	$42,335

        Amortized cost basis and aggregate fair value of the Company's available-for-sale securities as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$1,182	$12	$(3)	$1,191
Corporate bonds /Fixed income	15,339	59	(1)	15,397
Corporate equity	13,885	27	(257)	13,655

Total available-for-sale securities	$30,406	$98	$(261)	$30,243

	December 31, 2013
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$2,064	$37	$(1)	$2,100
Corporate bonds /Fixed income	6,384	26	(38)	6,372
Corporate equity	4,399	500	(144)	4,755

Total available-for-sale securities	$12,847	$563	$(183)	$13,227

        As of December 31, 2014, available-for-sale securities included U.S. Treasuries and corporate bonds /fixed income securities of $3.6 million with contractual maturities within one year and $13.0 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Insurance Collateral (Continued)

        The Company's temporarily impaired investment securities available-for-sale as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$132	$(1)
12 months or more	130	(3)	—	—
Corporate bonds /Fixed income:
Less than 12 months	1,312	(1)	2,768	(18)
12 months or more	251	—	2,178	(20)
Corporate equity:
Less than 12 months	11,160	(257)	—	—
12 months or more	—	—	2,553	(144)

Total	$12,853	$(261)	$7,631	$(183)

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

        The Company realized net gains of $0.4 million, $0.5 million, and $0.4 million on the sale and maturities of available-for-sale securities for the years ended December 31, 2014, 2013, and 2012, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accrued Liabilities

        Accrued liabilities were as follows as of December 31 (in thousands):

	2014	2013
Accrued wages and benefits	$190,220	$161,398
Accrued paid time-off	27,156	25,713
Current portion of self-insurance reserve	74,212	73,738
Accrued restructuring	8,376	5,682
Current portion of compliance and legal	3,407	2,000
Accrued billing and collection fees	3,823	2,954
Accrued incentive compensation	32,324	19,570
Accrued interest	22,324	6,898
Other	50,815	52,983

Total accrued liabilities	$412,657	$350,936

11. Debt

Senior Unsecured Notes due 2019

        On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 ("2019 Notes"). During the second quarter of 2012, the Company's captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013 and June 18, 2014.

        On December 30, 2013, the Company redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the partial redemption of the 2019 Notes.

        On June 18, 2014, Corporation redeemed the remaining $617.5 million in aggregate principal amount of the 2019 Notes of which $9.8 million was held by the Company's captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the year ended December 31, 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the unsecured senior notes due 2022, and unamortized debt issuance costs from the redemption of the 2019 Notes.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

  Term Loan Facility

        Prior to February 7, 2013, loans under the Term Loan Facility bore interest at Company's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("Term Loan LIBOR rate") and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

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

  ABL Facility

        Prior to February 27, 2013, loans under the ABL Facility bore interest at the Company's election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("ABL LIBOR rate"), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

        On February 27, 2013, Corporation entered into a First Amendment to the credit agreement governing the ABL Facility (as amended, the "ABL Credit Agreement"), under which the lenders under

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

the ABL Facility increased the commitments available to Corporation under the ABL Facility to $450 million and extended the term to 2018. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

        On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million.

        The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

        As of December 31, 2014, letters of credit outstanding which impact the available credit under the ABL Facility were $112.3 million and the maximum available under the ABL Facility was $337.7 million.

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

        In 2013, the Company recorded $5.0 million of debt issuance expense related to the Term Loan Amendment and ABL Amendment.

Senior PIK Toggle Notes

        On October 1, 2012, the Company issued $450 million of Senior PIK Toggle Notes due 2017 (the "PIK Notes") and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in the Company.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        On August 30, 2013, the Company redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

Senior Unsecured Notes due 2022

        On June 18, 2014, Corporation issued $750.0 million of senior unsecured notes due 2022 ("2022 Notes") the proceeds of which were used to redeem the 2019 Notes and for other general corporate purposes. The Company paid $9.4 million in financing fees to the creditors of the 2022 Notes which was recorded to loss on early debt extinguishment in the second quarter of 2014.

        The 2022 Notes have a fixed interest rate of 5.125%, payable semi-annually on January 1 and July 1 with the principal due at maturity on July 1, 2022. The 2022 Notes are general unsecured obligations of the Company and are guaranteed by each of the Company's domestic subsidiaries, except for any of the Company's subsidiaries subject to regulation as an insurance company, including the Company's captive insurance subsidiary.

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

        The indenture governing the 2022 Notes contains covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of the Company's restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the 2022 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2022 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        Long-term debt and capital leases consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Senior unsecured notes due 2019	$—	$607,750
Senior unsecured notes due 2022	750,000	—
Senior secured term loan due 2018 (4.00% as of December 31, 2014 and 2013)	1,289,575	1,302,945
Discount on senior secured term loan	(3,317)	(4,217)
ABL Facility	—	—
Notes due at various dates from 2015 to 2022 with interest rates from 6% to 10%	482	852
Capital lease obligations due at various dates from 2015 to 2018	1,486	369

Total	2,038,226	1,907,699
Less current portion	(12,349)	(12,318)

Total long-term debt and capital lease obligations	$2,025,877	$1,895,381

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see Note 18) in each of the years indicated is shown in the table below. The $3.3 million difference between total payments shown below and the total outstanding debt is due to certain fees paid by the Company which have been classified as a reduction in the principal balance and are being amortized over the term of the related debt instruments.

Year ending December 31, (in thousands)
2015	$13,850
2016	13,883
2017	13,999
2018	1,249,539
2019	64
Thereafter	750,208

$2,041,543

12. Derivative Instruments and Hedging Activities

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

        At December 31, 2014, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.30 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments and Hedging Activities (Continued)

average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.0 million gallons, which represents approximately 11.1% of the Company's total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount of $1.4 million and an asset of $0.7 million as of December 31, 2014 and 2013, respectively. Over the next 12 months, the Company expects to reclassify $0.7 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.3 million, and net receipts from the counterparty of $0.5 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In October 2011, the Company entered into interest rate swap agreements that mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $1.5 million and $3.1 million as of December 31, 2014 and 2013, respectively. Over the next 12 months, the Company expects to reclassify $1.5 million of deferred loss from accumulated other comprehensive income (loss) to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $2.0 million, $2.0 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Changes in Accumulated Other Comprehensive Income (Loss) by Component

        The following table summarizes the changes in the Company's AOCI by component for the year ended December 31, 2014 and 2013 (in thousands). All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of January 1, 2013	$1,057	$(2,861)	$1,591	$(213)
Other comprehensive income (loss) before reclassifications	(396)	(336)	(598)	(1,330)
Amounts reclassified from accumulated other comprehensive income (loss)	(241)	1,239	(294)	704

Net current-period other comprehensive income (loss)	(637)	903	(892)	(626)

Balance as of December 31, 2013	420	(1,958)	699	(839)
Other comprehensive income (loss) before reclassifications	(1,130)	(216)	(491)	(1,837)
Amounts reclassified from accumulated other comprehensive income (loss)	(187)	1,239	(232)	820

Net current-period other comprehensive income (loss)	(1,317)	1,023	(723)	(1,017)

Balance as of December 31, 2014	$(897)	$(935)	$(24)	$(1,856)

        The following table shows the line item on the Consolidated Statements of Operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Year ended December 31,
Details about AOCI components	2014	2013	Statements of Operations
Gains and losses on cash flow hedges
Fuel hedge	$300	$386	Operating expenses
Interest rate swap	(1,986)	(1,986)	Interest expense, net

	(1,686)	(1,600)	Total before tax
	634	602	Tax benefit (expense)

	$(1,052)	$(998)	Net of tax

Unrealized holding gains on available-for-sale securities	$371	$471	Realized gains (losses) on investments

	371	471	Total before tax
	(139)	(177)	Tax benefit (expense)

	$232	$294	Net of tax

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity

Equity Structure and Initial Public Offering

        On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. The Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R ("Consulting Agreement") which was recorded to "Selling, general and administrative expenses" in the accompanying consolidated statements of operations as of December 31, 2013, see Note 19.

        Net proceeds from the initial public offering were used to (i) redeem in full Holding's PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

        On each of February 5, 2014 and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of Common Stock, respectively, and an additional 4,125,000 shares of Common Stock upon the underwriters' exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $30.50 per share and $34.00 per share, respectively, less the underwriting discount. Additionally, on September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of Common Stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $34.97 per share.

        The underwriters in these selling stockholder transactions offered the shares to the public from time to time at prevailing market prices or at negotiated prices. The Company did not receive any of the proceeds from the sale of the shares sold by the selling stockholders in these transactions, including any shares sold pursuant to any exercise of the underwriters' overallotment option.

  Common Stock

        Holders of Common Stock are entitled:

  •
  To cast one vote for each share held of record on all matters submitted to a vote of the stockholders;

  •
  To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

  •
  Upon the Company's liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity (Continued)

        The Company's ability to pay dividends on its Common Stock is subject to its subsidiaries' ability to pay dividends, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indentures governing the 2019 Notes and 2022 Notes.

  Preferred Stock

        Under the Company's amended and restated certificate of incorporation, the Company's Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.

15. Restructuring

        The Company recorded restructuring charges of $7.0 million, $5.7 million and $14.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to continuing efforts to re-align AMR's operations and billing functions. Payments currently under this plan are expected to be complete by March 2015.

	AMR
	Lease and other contract termination costs		EmCare	EVHC
		Severance	Severance	Severance	Total
			(in thousands)
Balance as of January 1, 2013	$8,122	$3,015	$773	$408	$12,318
Incurred	1,876	2,890	913	20	5,699
Paid	(6,989)	(3,765)	(1,204)	(377)	(12,335)

Balance as of December 31, 2013	$3,009	$2,140	$482	$51	$5,682
Incurred	3,153	2,779	1,036	—	6,968
Paid	(615)	(2,278)	(1,330)	(51)	(4,274)

Balance as of December 31, 2014	$5,547	$2,641	$188	$—	$8,376

16. Retirement Plans and Employee Benefits

        The Company maintains two 401(k) plans (the "401(k) Plans") and a money purchase plan, collectively "the Plans", for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the Plans. The money purchase plan is frozen to new participants. Employees may contribute a maximum of 40% of their compensation each year up to the annual limit established by the Internal Revenue Service ($17,500 in 2014). The 401(k) Plans provide a 50% match on up to 6% of eligible compensation.

        The Company's contributions to the Plans were $12.9 million, $9.3 million and $12.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Contributions are included in compensation and benefits in the accompanying consolidated statements of operations.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans and Employee Benefits (Continued)

        EmCare serves as Plan Administrator on a qualified retirement plan established in March 1998 called the Associated Physicians' Retirement Plan (the "Plan"). This plan provides retirement benefits to employed physicians and clinicians in the professional corporations that have adopted this multiple employer plan. Eligible employees may immediately elect to contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service through the 401(k) component of the Plan. The Plan also has a separate component that allows participants the ability to make a one-time irrevocable election to reduce their annual compensation up to 20% in exchange for a contribution made to their retirement account from their respective employer company. Total contributions from the subscribing employers were $2.9 million, $2.0 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17. Equity Based Compensation

Omnibus Incentive Plan

        Upon completion of the Company's initial public offering, the previous stock compensation plan ("Stock Compensation Plan") terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan ("Omnibus Incentive Plan") was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of December 31, 2014, a total of 16,534,218 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of December 31, 2014, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company's common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

  Stock Compensation Plan

        Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

        Management of Corporation was allowed to rollover stock options they held prior to the Merger into fully vested options of the Company. Additionally, the Company established a stock compensation plan after the Merger whereby certain members of management, officers, and directors were awarded stock options in the Company. These options have a $3.69 strike price, which was reduced from the original strike price of $6.88 in connection with a dividend paid by the Company in October 2012. They vest ratably through December 2015 and have a maximum term of 10 years.

Equity Based Compensation

        A compensation charge of $5.1 million, $4.2 million and $4.2 million was recorded for shares vested during the years ended December 31, 2014, 2013 and 2012, respectively, in "Selling, general and administrative expenses" included in the accompanying consolidated statements of operations.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity Based Compensation (Continued)

        The Company realized approximately $46.2 million of tax benefits from stock awards exercised during the year ended December 31, 2014 and less than $1.0 million of tax benefits from stock awards exercised during each of the years ended December 31, 2013 and 2012.

Equity Award Activity

        Stock option activity for the year ended December 31, 2014 was as follows (in thousands):

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at beginning of year	16,322,148	$3.70	$519,325	6.6 years
Granted	34,304	$33.25
Exercised	(3,855,797)	$2.64
Forfeited	(125,757)	$6.31

Outstanding at end of year	12,374,898	$4.10	$378,574	6.3 years

Exercisable at end of year	9,625,258	$3.93	$296,038	6.1 years

        In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of restricted stock units ("RSUs"). These RSUs are fully vested when granted. All other grants of RSUs have time based vesting.

        The Company granted 45,370 RSUs during the year ended December 31, 2014 with a weighted average market price of $33.32. The Company granted 23,623 RSUs during the year ended December 31, 2013 with a weighted average market price of $7.39. The Company granted 19,004 RSUs during the year ended December 31, 2012 with a weighted average market price of $6.64.

Valuation

        The fair value of each stock option award is estimated on the grant date, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company, the stock volatility of publicly traded peer companies and in consultation with a valuation specialist.

	2014	2013	2012
Volatility	35%	30% - 35%	30%
Risk free rate	0.33% - 2.17%	0.67% - 1.56%	0.2% - 0.82%
Expected dividend yield	0%	0%	0%
Expected term of options in years	6.3 - 7.0	5.0	2.0 - 5.0

        The weighted average fair values of stock options granted during 2014 and 2013 were $11.03 and $2.44 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $115.0 million and $9.4 million, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Equity Based Compensation (Continued)

        As of December 31, 2014, total unrecognized compensation cost related to unvested stock awards was $5.1 million which will be recognized over the weighted average remaining vesting life of approximately 1.1 years.

18. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $45.7 million, $44.8 million and $42.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Future commitments under non-cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows (in thousands):

	Capital Leases	Operating Leases & Other
Year ending December 31,
2015	$519	$63,676
2016	519	41,897
2017	589	38,385
2018	19	31,510
2019	—	21,155
Thereafter	—	40,716

	1,646	$237,339

Less imputed interest	(160)

Total capital lease obligations	1,486
Less current portion	(433)

Long-term capital lease obligations	$1,053

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

assist the government agencies in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

        Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice ("DOJ") that it was investigating certain business practices at AMR. The specific practices at issue were (i) whether ambulance transports involving Medicare eligible patients complied with the "medical necessity" requirement imposed by Medicare regulations, (ii) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (iii) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR's hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement ("CIA") which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

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

Letters of Credit

        As of December 31, 2014 and 2013, the Company had $112.3 million and $132.5 million, respectively, in outstanding letters of credit.

Other Legal Matters

        In December 2006, AMR received a subpoena from the U.S. Department of Justice ("DOJ"). The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a Corporate Integrity Agreement ("CIA") with

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

the Office of Inspector General of the Department of Health and Human Services ("OIG") in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR's services in New York, although the obligations of the Company's compliance program will remain in effect following the expected divestiture. The divesture was completed on July 1, 2013.

        Four different putative class action lawsuits have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles: and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys' fees under California law. The Court has certified classes in the consolidated Karapetian /Aguilar case on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time round policy, and that AMR has an unlawful practice of setting rates for those employees; the Court denied certification of the rest period claims of these employees. In Banta, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff's counsel have indicated that they intend to dismiss that claim as AMR's policy complies with a recent Court of Appeals decision. In Bartoni, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed. While the Court certified a class on the overtime claims, plaintiffs' counsel stipulated to decertify and dismiss those claims as AMR's policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

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

        On February 5, 2013, Air Ambulance Specialists, Inc. received a subpoena from the Federal Aviation Administration ("FAA") relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company cooperated with the government during its investigation, providing written responses to the subpoena and engaging in dialogue with the relevant government representatives. The Company believes this investigation has been concluded by the FAA.

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

        In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance (the "Department") directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company cooperated with the Department during its investigation and, in March 2014, it was notified that the investigation was concluded and closed without further action by the Department.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions

CD&R Affiliates

  Stockholders Agreement

        In connection with the Company's initial public offering, the Company entered into a stockholders agreement ("Stockholders Agreement") with CD&R Affiliates. Under the Stockholders Agreement, CD&R Affiliates were granted the right to designate for nomination for election a number of CD&R-designated directors equal to: (i) at least a majority of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 50% of the outstanding shares of Common Stock, (ii) at least 40% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 40% but less than 50% of the outstanding shares of Common Stock, (iii) at least 30% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 30% but less than 40% of the outstanding shares of Common Stock, (iv) at least 20% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 20% but less than 30% of the outstanding shares of Common Stock, and (v) at least 5% of the total number of directors comprising the board of directors at such time as long as the CD&R Affiliates own at least 5% but less than 20% of the outstanding shares of Common Stock. Additionally, a CD&R-designated director will serve as the Chairman of the board of directors as long as the CD&R Affiliates own at least 30% of the outstanding shares of Common Stock. As of December 31, 2014, the CD&R Affiliates owned approximately 27.7% of the outstanding shares of Common Stock.

  Registration Rights Agreement

        In connection with the closing of the Merger, the Company entered into a registration rights agreement ("Registration Rights Agreement") with the CD&R Affiliates which grants the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company's Common Stock. Under the Registration Rights Agreement, if the Company registers Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), holders of the Common Stock, including CD&R Affiliates, have the right to require the Company's to use reasonable best efforts to include in the Company's registration statement shares of Common Stock held by them, subject to certain limitations and at the expense of the Company.

  Indemnification Agreements

        In connection with the closing of the Merger, the Company entered into separate indemnification agreements with CD&R and CD&R Affiliates (the "CD&R Entities"). Under the indemnification agreement with the CD&R Entities, Holding and the Company, subject to certain limitations, jointly and severally agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Consulting Agreement and certain other claims and liabilities.

  Other

        On November 25, 2008, the Company entered into a corporate account agreement with The Hertz Corporation pursuant to which it agreed to spend a minimum total amount of $460,000 per year for the rental of cars from The Hertz Corporation and its subsidiaries and licensees. For the years ended December 31, 2014 and 2013, the Company spent less than $1.0 million under this contract. The

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

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

        The executive employment agreements include indemnification provisions whereby the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual's service as the Company's agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

        In connection with the Company's initial public offering, the Company entered into new indemnification agreements with each of its directors. On November 11, 2013, the Company entered into an indemnification agreement with Mark V. Mactas. Under these agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual's service as the Company's agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

20. Variable Interest Entities

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

UHS-EmCare JV

        EmCare entered into an agreement in 2014 with Universal Health Services, Inc. to form an entity which would provide physician services to various healthcare facilities ("UHS-EmCare JV"). UHS-EmCare JV began providing services to healthcare facilities during the second quarter of 2014 and meets the definition of a VIE. The Company determined that, although EmCare holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

  •
  EmCare provides management services to UHS-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of UHS-EmCare JV's activities involve EmCare; and

  •
  as payment for management services, EmCare is entitled to receive a variable management fee from UHS-EmCare JV.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Variable Interest Entities (Continued)

        The following table summarizes the UHS-EmCare JV assets and liabilities as of December 31, 2014, which are included in the Company's consolidated financial statements (in thousands):

December 31, 2014
Current assets	$21,427
Current liabilities	6,748

        During the year ended December 31, 2014, cash contributions of $0.3 million were made to UHS-EmCare JV by each of the parties for working capital requirements.

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

        The following is a summary of the HCA-EmCare JV assets and liabilities as of December 31, 2014 and 2013, which are included in the Company's consolidated financial statements (in thousands).

	December 31, 2014	December 31, 2013
Current assets	$155,041	$88,479
Current liabilities	31,163	22,005

        During the year ended December 31, 2014, 2013, and 2012, cash contributions of $1.0 million, $3.0 million, and $6.5 million, respectively, were made to HCA-EmCare JV by each of the parties for working capital requirements.

21. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully- insured and self-insured components. This includes the use of an off- shore captive insurance program through a wholly-owned subsidiary for certain professional (medical malpractice), auto, workers' compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Insurance (Continued)

assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2014.

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

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets (in thousands):

	Accrued Liabilities	Insurance Reserves	Total Liabilities
December 31, 2014
Automobile	$7,469	$6,230	$13,699
Workers compensation	18,299	30,826	49,125
General/Professional liability	48,444	143,583	192,027

	$74,212	$180,639	$254,851
December 31, 2013
Automobile	$7,034	$5,779	$12,813
Workers compensation	21,876	32,097	53,973
General/Professional liability	44,828	137,551	182,379

	$73,738	$175,427	$249,165

        The changes to the Company's estimated losses under self-insured programs were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance, beginning of period	$249,165	$238,597	$247,872
Expense for current period reserves	62,836	74,501	77,003
Unfavorable (favorable) changes to prior reserves	7,539	9,141	(2,480)
Changes in losses covered by commercial insurance programs	17,532	—	(9,185)
Increase in reserves from acquisitions	18,217	—	—
Payments for claims	(100,438)	(73,074)	(74,613)

Balance, end of period	254,851	249,165	238,597
Discount factor	7,045	8,418	8,485

Undiscounted reserve, end of period	$261,896	$257,583	$247,082

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Insurance (Continued)

        The following table reflects a summary of expected future claim payments relating to non-health and welfare insurance reserves (in thousands):

Year	Amount
2015	$74,212
2016	58,942
2017	41,294
2018	28,497
2019	16,915
Thereafter	34,991

Total	$254,851

22. Segment Information

        The Company is organized around two separately managed business units: facility- based physician services and healthcare transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery services. It also offers physician-led care management solutions outside the hospital. The healthcare transportation services reportable segment focuses on providing a full range of healthcare transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring charges, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment Information (Continued)

        The Company's operating segment results were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Facility-Based Physician Services
Net revenue	$2,842,458	$2,358,787	$1,915,148
Income from operations	282,495	219,842	199,300
Adjusted EBITDA	363,333	294,033	260,657
Goodwill	1,679,495	1,574,882	1,555,924
Intangible Assets, net	365,094	370,897	407,184
Total identifiable assets	2,884,250	2,624,161	2,468,605
Capital expenditures	15,480	8,215	12,229
Healthcare Transportation Services
Net revenue	$1,555,186	$1,369,525	$1,384,973
Income from operations	105,991	56,986	57,641
Adjusted EBITDA	192,891	151,745	143,994
Goodwill	859,138	860,788	857,708
Intangible Assets, net	159,388	142,801	157,034
Total identifiable assets	1,616,200	1,515,162	1,544,908
Capital expenditures	56,460	51,449	42,688
Segment Totals
Net revenue	$4,397,644	$3,728,312	$3,300,121
Income from operations	388,486	276,828	256,941
Adjusted EBITDA	556,224	445,778	404,651
Goodwill	2,538,633	2,435,670	2,413,632
Intangible Assets, net	524,482	513,698	564,218
Total identifiable assets	4,500,450	4,139,323	4,013,513
Capital expenditures	71,940	59,664	54,917

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment Information (Continued)

        A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$119,866	$11,495	$41,185
Add-back of non-operating expense (income):
Interest expense, net	110,505	186,701	182,607
Income tax expense (benefit)	89,498	(994)	27,463
Loss on early debt extinguishment	66,397	68,379	8,307
Realized losses (gains) on investments	(371)	(471)	(394)
Interest income from restricted assets	(1,135)	(792)	(625)
Equity in earnings of unconsolidated subsidiary	(254)	(323)	(379)
Other expense (income), net	3,980	12,760	(1,422)
Corporate operating expense	—	73	199

Income from operations—segment totals	388,486	276,828	256,941
Add-back of operating expense (income):
Depreciation and amortization expense	146,155	140,632	123,751
Restructuring charges	6,968	5,669	14,086
Net (income) loss attributable to noncontrolling interest	5,642	(5,500)	—
Adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes	(2,259)	—	—
Interest income from restricted assets	1,135	792	625
Equity-based compensation expense	5,109	4,248	4,248
Transaction costs	4,988	—	—
Related party management fees	—	23,109	5,000

Adjusted EBITDA—segment totals	556,224	445,778	404,651

Corporate operating expense	—	(73)	(199)

Adjusted EBITDA	$556,224	$445,705	$404,452

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31 (in thousands):

	December 31, 2014	December 31, 2013
Segment total identifiable assets	$4,500,450	$4,139,323
Corporate cash	167,345	133,792
Other corporate assets	35,958	26,902

Total identifiable assets	$4,703,753	$4,300,017

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment Information (Continued)

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	Year ended December 31,
	2014	2013	2012
Segment total capital expenditures	$71,940	$59,664	$54,917
Corporate capital expenditures	6,106	6,215	5,298

Total capital expenditures	$78,046	$65,879	$60,215

Collective Bargaining Agreements

        Approximately 43% of AMR employees are represented by 42 active collective bargaining agreements. There are 23 operational locations representing approximately 3,150 employees currently in the process of negotiations, or will be subject to negotiation in 2015. In addition, nine collective bargaining agreements, representing approximately 1,800 employees will be subject to negotiations in 2016. While the Company believes it maintains a good working relationship with its employees, the Company has experienced some union work actions. The Company does not expect these actions to have a material adverse effect on its ability to provide service to its patients and communities.

Major Customers

        One customer, Hospital Corporation of America, comprised 27.5%, 21.7%, and 14.9% of EmCare's total net revenue as of December 31, 2014, 2013 and 2012, respectively. No other customer (including all facility contracts under a single hospital system) comprised more than 10% of consolidated total net revenue.

23. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
	(in thousands)
Balance at January 1, 2012	$1,254,452	$655,419	$1,909,871
Additions	7,169,942	2,534,511	9,704,453
Reductions	(6,804,906)	(2,348,176)	(9,153,082)

Balance as of December 31, 2012	1,619,488	841,754	2,461,242
Additions	8,607,966	3,043,210	11,651,176
Reductions	(8,224,750)	(2,846,131)	(11,070,881)

Balance as of December 31, 2013	2,002,704	1,038,833	3,041,537
Additions	11,255,851	3,487,309	14,743,160
Reductions	(10,457,703)	(3,298,343)	(13,756,046)

Balance as of December 31, 2014	$2,800,852	$1,227,799	$4,028,651

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$318,890	$—	$318,895
Insurance collateral	—	32,828	—	32,828
Trade and other accounts receivable, net	—	950,115	—	950,115
Parts and supplies inventory	—	24,484	—	24,484
Prepaids and other current assets	5,019	36,917	(5,019)	36,917

Total current assets	5,024	1,363,234	(5,019)	1,363,239
Property, plant, and equipment, net	—	211,276	—	211,276
Intangible assets, net	—	524,482	—	524,482
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	10,568	—	10,568
Goodwill	—	2,538,633	—	2,538,633
Other long-term assets	—	55,555	—	55,555
Investment in wholly owned subsidiary	1,756,407	—	(1,756,407)	—

Total assets	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753

Liabilities and Equity
Current liabilities:
Accounts payable	$999	$46,585	$—	$47,584
Accrued liabilities	—	416,307	(3,650)	412,657
Current deferred tax liabilities	—	105,647	(1,369)	104,278
Current portion of long-term debt and capital lease obligations	—	12,349	—	12,349

Total current liabilities	999	580,888	(5,019)	576,868
Long-term debt and capital lease obligations	—	2,025,877	—	2,025,877
Long-term deferred tax liabilities	—	131,108	(145)	130,963
Insurance reserves	—	180,639	—	180,639
Other long-term liabilities	—	20,365	—	20,365

Total liabilities	999	2,938,877	(5,164)	2,934,712

Equity:
Common stock	1,837	—	—	1,837
Preferred stock	—	—	—	—
Additional paid-in capital	1,616,747	1,544,222	(1,544,222)	1,616,747
Retained earnings	143,849	214,041	(214,041)	143,849
Accumulated other comprehensive income (loss)	(1,856)	(1,856)	1,856	(1,856)

Total Envision Healthcare Holdings, Inc. equity	1,760,577	1,756,407	(1,756,407)	1,760,577
Noncontrolling interest	—	8,464	—	8,464

Total equity	1,760,577	1,764,871	(1,756,407)	1,769,041

Total liabilities and equity	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$81,722	$122,990	$—	$204,712
Insurance collateral	—	29,619	—	29,619
Trade and other accounts receivable, net	—	801,146	—	801,146
Parts and supplies inventory	—	23,376	—	23,376
Prepaids and other current assets	26,860	23,925	(27,355)	23,430

Total current assets	108,582	1,001,056	(27,355)	1,082,283
Property, plant, and equipment, net	—	194,715	—	194,715
Intangible assets, net	—	513,698	—	513,698
Long-term deferred tax assets	128	—	(128)	—
Insurance collateral	—	12,716	—	12,716
Goodwill	—	2,435,670	—	2,435,670
Other long-term assets	—	60,935	—	60,935
Investment in wholly owned subsidiary	1,486,129	—	(1,486,129)	—

Total assets	$1,594,839	$4,218,790	$(1,513,612)	$4,300,017

Liabilities and Equity
Current liabilities:
Accounts payable	$116	$52,472	$—	$52,588
Accrued liabilities	—	357,979	(7,043)	350,936
Current deferred tax liabilities	—	55,799	(20,312)	35,487
Current portion of long-term debt and capital lease obligations	—	12,318	—	12,318

Total current liabilities	116	478,568	(27,355)	451,329
Long-term debt and capital lease obligations	—	1,895,381	—	1,895,381
Long-term deferred tax liabilities	—	151,258	(128)	151,130
Insurance reserves	—	175,427	—	175,427
Other long-term liabilities	—	16,997	—	16,997

Total liabilities	116	2,717,631	(27,483)	2,690,264

Equity:
Common stock	1,804	—	—	1,804
Preferred stock	—	—	—	—
Additional paid-in capital	1,575,417	1,402,861	(1,402,861)	1,575,417
Retained earnings	18,341	84,107	(84,107)	18,341
Accumulated other comprehensive income (loss)	(839)	(839)	839	(839)

Total Envision Healthcare Holdings, Inc. equity	1,594,723	1,486,129	(1,486,129)	1,594,723
Noncontrolling interest	—	15,030	—	15,030

Total equity	1,594,723	1,501,159	(1,486,129)	1,609,753

Total liabilities and equity	$1,594,839	$4,218,790	$(1,513,612)	$4,300,017

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in thousands)

	Year ended December 31, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$4,397,644	$—	$4,397,644

Compensation and benefits	—	3,156,480	—	3,156,480
Operating expenses	—	487,841	—	487,841
Insurance expense	—	120,983	—	120,983
Selling, general and administrative expenses	—	90,731	—	90,731
Depreciation and amortization expense	—	146,155	—	146,155
Restructuring charges	—	6,968	—	6,968

Income (loss) from operations	—	388,486	—	388,486
Interest income from restricted assets	—	1,135	—	1,135
Interest expense, net	—	(110,505)	—	(110,505)
Realized gains (losses) on investments	—	371	—	371
Other income (expense), net	(4,153)	173	—	(3,980)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)

Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(4,153)	213,263	—	209,110
Income tax benefit (expense)	(273)	(89,225)	—	(89,498)

Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(4,426)	124,038	—	119,612
Equity in net income (loss) of subsidiary	129,934	—	(129,934)	—
Equity in earnings of unconsolidated subsidiary	—	254	—	254

Net income (loss)	125,508	124,292	(129,934)	119,866
Less: Net (income) loss attributable to noncontrolling interest	—	5,642	—	5,642

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	$129,934	$(129,934)	$125,508

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in thousands)

	Year ended December 31, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$3,728,312	$—	$3,728,312

Compensation and benefits	—	2,667,439	—	2,667,439
Operating expenses	70	424,795	—	424,865
Insurance expense	—	106,293	—	106,293
Selling, general and administrative expenses	3	106,656	—	106,659
Depreciation and amortization expense	—	140,632	—	140,632
Restructuring charges	—	5,669	—	5,669

Income from operations	(73)	276,828	—	276,755
Interest income from restricted assets	—	792	—	792
Interest expense, net	(30,567)	(156,134)	—	(186,701)
Realized gains (losses) on investments	—	471	—	471
Other income (expense), net	—	(12,760)	—	(12,760)
Loss on early debt extinguishment	(29,519)	(38,860)	—	(68,379)

Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(60,159)	70,337	—	10,178
Income tax benefit (expense)	17,881	(16,887)	—	994

Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(42,278)	53,450	—	11,172
Equity in net income (loss) of subsidiary	48,273	—	(48,273)	—
Equity in earnings of unconsolidated subsidiary	—	323	—	323

Net income (loss)	5,995	53,773	(48,273)	11,495
Less: Net (income) loss attributable to noncontrolling interest	—	(5,500)	—	(5,500)

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$5,995	$48,273	$(48,273)	$5,995

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations
(in thousands)

	Year ended December 31, 2012
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$3,300,121	$—	$3,300,121

Compensation and benefits	—	2,307,628	—	2,307,628
Operating expenses	—	421,424	—	421,424
Insurance expense	—	97,950	—	97,950
Selling, general and administrative expenses	199	78,341	—	78,540
Depreciation and amortization expense	—	123,751	—	123,751
Restructuring charges	—	14,086	—	14,086

Income from operations	(199)	256,941	—	256,742
Interest income from restricted assets	—	625	—	625
Interest expense, net	(11,462)	(171,145)	—	(182,607)
Realized gains (losses) on investments	—	394	—	394
Other income (expense), net	—	1,422	—	1,422
Loss on early debt extinguishment	—	(8,307)	—	(8,307)

Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(11,661)	79,930	—	68,269
Income tax benefit (expense)	4,387	(31,850)	—	(27,463)

Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(7,274)	48,080	—	40,806
Equity in net income (loss) of subsidiary	48,459	—	(48,459)	—
Equity in earnings of unconsolidated subsidiary	—	379	—	379

Net income (loss)	41,185	48,459	(48,459)	41,185
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$41,185	$48,459	$(48,459)	$41,185

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Year ended December 31, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$17,057	$256,991	$274,048

Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(79,751)	(79,751)
Sales and maturities of available-for-sale securities	—	62,673	62,673
Purchase of property, plant and equipment	—	(78,046)	(78,046)
Proceeds from sale of property, plant and equipment	—	2,444	2,444
Acquisition of businesses, net of cash received	—	(181,642)	(181,642)
Net change in insurance collateral	—	481	481
Other investing activities	—	(2,977)	(2,977)

Net cash provided by (used in) investing activities	—	(276,818)	(276,818)

Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	50,000	50,000
Proceeds from issuance of senior notes	—	740,625	740,625
Repayments of the Term Loan	—	(13,372)	(13,372)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Repayments of PIK Notes and senior notes	—	(607,750)	(607,750)
Payment for debt extinguishment premiums	—	(37,630)	(37,630)
Debt issuance costs	—	(2,224)	(2,224)
Proceeds from stock options exercised	—	7,730	7,730
Excess tax benefits from equity-based compensation	—	44,550	44,550
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Distributions to noncontrolling interest, net	—	(924)	(924)
Other financing activities	—	378	378
Net intercompany borrowings (payments)	(98,774)	98,774	—

Net cash provided by (used in) financing activities	(98,774)	215,727	116,953

Change in cash and cash equivalents	(81,717)	195,900	114,183
Cash and cash equivalents, beginning of period	81,722	122,990	204,712

Cash and cash equivalents, end of period	$5	$318,890	$318,895

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Year ended December 31, 2013
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(33,425)	$87,540	$54,115

Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(3,156)	(3,156)
Sales and maturities of available-for-sale securities	—	14,096	14,096
Purchase of property, plant and equipment	—	(65,879)	(65,879)
Proceeds from sale of property, plant and equipment	—	744	744
Acquisition of businesses, net of cash received	—	(35,098)	(35,098)
Net change in insurance collateral	—	(7,235)	(7,235)
Other investing activities	—	(2,069)	(2,069)

Net cash provided by (used in) investing activities	—	(98,597)	(98,597)

Cash Flows from Financing Activities
Issuance of common stock	1,110,900	1,117	1,112,017
Borrowings under the Term Loan	—	150,000	150,000
Borrowings under the ABL Facility	—	345,440	345,440
Repayments of the Term Loan	—	(13,371)	(13,371)
Repayments of the ABL Facility	—	(470,440)	(470,440)
Repayments of PIK Notes and senior notes	(450,000)	(327,250)	(777,250)
Payment for debt extinguishment premiums	(12,386)	(27,016)	(39,402)
Dividend paid	20,813	(20,813)	—
Debt issuance costs	(4)	(5,007)	(5,011)
Equity issuance costs	(65,131)	—	(65,131)
Excess tax benefits from equity-based compensation	—	62	62
Contributions from noncontrolling interest, net	—	3,000	3,000
Payment of dissenting shareholder settlement	—	(38,336)	(38,336)
Net change in bank overdrafts	—	(10,146)	(10,146)
Other financing activities	—	(70)	(70)
Net intercompany borrowings (payments)	(489,326)	489,326	—

Net cash provided by (used in) financing activities	114,866	76,496	191,362

Change in cash and cash equivalents	81,441	65,439	146,880
Cash and cash equivalents, beginning of period	281	57,551	57,832

Cash and cash equivalents, end of period	$81,722	$122,990	$204,712

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Year ended December 31, 2012
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$187	$216,248	$216,435

Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(39,035)	(39,035)
Sales and maturities of available-for-sale securities	—	96,643	96,643
Purchase of property, plant and equipment	—	(60,215)	(60,215)
Proceeds from sale of property, plant and equipment	—	7,220	7,220
Acquisition of businesses, net of cash received	—	(193,002)	(193,002)
Net change in insurance collateral	—	34,332	34,332
Other investing activities	—	14	14

Net cash provided by (used in) investing activities	—	(154,043)	(154,043)

Cash Flows from Financing Activities
Issuance of common stock	—	334	334
Borrowings under the ABL Facility	—	130,000	130,000
Proceeds from issuance of PIK Notes and senior notes	450,000	—	450,000
Repayments of the Term Loan	—	(262,884)	(262,884)
Repayments of the ABL Facility	—	(5,000)	(5,000)
Repayments of PIK Notes and senior notes	—	(15,000)	(15,000)
Dividend paid	(428,782)	—	(428,782)
Debt issuance costs	(21,124)	(95)	(21,219)
Excess tax benefits from equity-based compensation	—	873	873
Class A common stock repurchased as treasury stock	—	(511)	(511)
Contributions from noncontrolling interest, net	—	6,530	6,530
Net change in bank overdrafts	—	7,808	7,808
Other financing activities	—	(732)	(732)
Net intercompany borrowings (payments)	—	—	—

Net cash provided by (used in) financing activities	94	(138,677)	(138,583)

Change in cash and cash equivalents	281	(76,472)	(76,191)
Cash and cash equivalents, beginning of period	—	134,023	134,023

Cash and cash equivalents, end of period	$281	$57,551	$57,832

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Information (unaudited)

        The following tables summarize unaudited results for each quarter in the years ended December 31, 2014 and 2013 (in thousands, except per share amounts).

	2014
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,014,211	$1,075,327	$1,150,329	$1,157,777
Income from operations	68,318	93,139	113,901	113,128
Net income (loss)	21,525	(1,992)	52,843	47,490
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	24,825	(1,992)	52,776	49,899
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.14	(0.01)	0.29	0.27
Diluted	0.13	(0.01)	0.28	0.26

	2013
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$888,324	$899,255	$955,888	$984,845
Income from operations	62,862	65,703	63,503	84,687
Net income (loss)	(3,847)	9,597	(7,663)	13,408
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	(3,847)	9,597	(7,663)	7,908
Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	(0.03)	0.07	(0.05)	0.04
Diluted	(0.03)	0.07	(0.05)	0.04

26. Subsequent Events

        EmCare completed the acquisitions of Emergency Medical Associates ("EMA") of Parsippany, New Jersey, on February 27, 2015 and Scottsdale Emergency Associates, LTD ("SEA") of Phoenix, Arizona on January 30, 2015 for aggregate purchase consideration of $380 million paid in cash. EMA provides emergency department, hospitalist and urgent care services at 47 facilities in New Jersey, New York, Rhode Island, and North Carolina. SEA is an emergency physician group serving the greater Phoenix market, with 40 physicians and more than a dozen mid-level providers.

        Additionally, EmCare completed the acquisition of VISTA Staffing Solutions, a leading provider of locum tenens staffing and permanent placement services for physicians, nurse practitioners and physician assistances, on February 1, 2015 for purchase consideration of $123 million paid in cash.

        Purchase consideration for these acquisitions was funded through cash on hand and amounts borrowed under the Company's ABL Facility. As of February 28, 2015, we had available borrowing capacity of approximately $144.4 million under the ABL Facility and $120.6 million of letters of credit issued under the ABL Facility.

Schedule II—Registrant's Condensed Financial Statements

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5	$81,722
Prepaids and other current assets	5,019	26,860

Total current assets	5,024	108,582

Non-current assets:
Investment in wholly owned subsidiary	1,756,407	1,486,129
Long-term deferred tax assets	145	128
Other long-term assets	—	—

Total assets	$1,761,576	$1,594,839

Liabilities and Equity
Current liabilities:
Accounts payable	$999	$116
Accrued liabilities	—	—

Total current liabilities	999	116
Long-term debt	—	—

Total liabilities	999	116

Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 183,679,113 and 180,382,885 issued and outstanding as of December 31, 2014 and 2013, respectively)	1,837	1,804
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013)	—	—
Additional paid-in capital	1,616,747	1,575,417
Retained earnings	143,849	18,341
Accumulated other comprehensive income (loss)	(1,856)	(839)

Total stockholders' equity	1,760,577	1,594,723

Total liabilities and stockholders' equity	$1,761,576	$1,594,839

See accompany notes to condensed financial statements.

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013
Equity in net income (loss) of subsidiary	$124,292	$48,942
Operating expenses	—	70
Selling, general and administrative expenses	—	3
Interest expense, net	—	30,567
Other income (expense), net	4,153	—
Loss on early debt extinguishment	—	29,519

Income (loss) before income taxes	120,139	(11,217)
Income tax benefit (expense)	(273)	22,712

Net income (loss)	119,866	11,495
Other comprehensive income (loss), net of tax:	(1,017)	(626)

Comprehensive income (loss)	$118,849	$10,869

See accompany notes to condensed financial statements.

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013
Cash Flows from Operating Activities
Net income (loss)	$119,866	$11,495
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income (loss) of subsidiary	(124,292)	(48,942)
Depreciation and amortization	—	2,817
Loss on early debt extinguishment	—	29,519
Deferred income taxes	18,926	(25,184)
Changes in operating assets/liabilities	2,557	(3,130)

Net cash provided by (used in) operating activities	17,057	(33,425)

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities
Issuance of common stock	—	1,110,900
Repayments of PIK Notes	—	(450,000)
Payments for debt extinguishment premiums	—	(12,386)
Distribution to Corporation	(98,774)	(489,326)
Dividend received	—	20,813
Equity issuance costs	—	(65,131)
Debt issue costs	—	(4)

Net cash provided by (used in) financing activities	(98,774)	114,866

Change in cash and cash equivalents	(81,717)	81,441
Cash and cash equivalents, beginning of period	81,722	281

Cash and cash equivalents, end of period	$5	$81,722

See accompany notes to condensed financial statements.

Notes to Condensed Parent Company Only Financial Statements

1. Description of Envision Healthcare Holdings, Inc.

        Envision Healthcare Holdings, Inc. (the "Parent") was incorporated in Delaware on February 28, 2011 in connection with the merger of CDRT Merger Sub, Inc., a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation, a wholly-owned subsidiary of Parent, with and into Envision Healthcare Corporation ("Corporation"). The Parent has no significant operations or assets other than its indirect ownership of the equity of Corporation. Accordingly, the Parent is dependent upon distributions from Corporation to fund its obligations. However, under the terms of Corporation's credit agreements governing Corporation's ABL Facility and Term Loan and the Indenture governing Corporation's 2019 Notes, Corporation's ability to pay dividends or lend to the Parent is restricted, except that Corporation may pay specified amounts to Parent to fund the payment of the Company's tax obligations. Corporation has no obligation to pay dividends to Parent.

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

3. Debt

        On October 1, 2012, the Company issued $450 million of Senior PIK Toggle Notes due 2017 (the "PIK Notes") and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in the Company.

        On August 30, 2013, the Company redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

4. Equity

        On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. The Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters' discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R ("Consulting Agreement") which was recorded to "Selling, general and administrative expenses" in the accompanying consolidated statements of operations as of December 31, 2013.

        Net proceeds from the initial public offering were used to (i) redeem in full Parent's PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company's captive insurance subsidiary for a total of $356.5 million, which

Notes to Condensed Parent Company Only Financial Statements (Continued)

4. Equity (Continued)

included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

        On each of February 5, 2014 and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of Common Stock, respectively, and an additional 4,125,000 shares of Common Stock upon the underwriters' exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $30.50 per share and $34.00 per share, respectively, less the underwriting discount. Additionally, on September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of Common Stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriters at $34.97 per share.

        The underwriters in these selling stockholder transactions offered the shares to the public from time to time at prevailing market prices or at negotiated prices. The Company did not receive any of the proceeds from the sale of the shares sold by the selling stockholders in these transactions, including any shares sold pursuant to any exercise of the underwriters' overallotment option.

  Common Stock

        Holders of Common Stock are entitled:

  •
  To cast one vote for each share held of record on all matters submitted to a vote of the stockholders;

  •
  To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

  •
  Upon Parent's liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

        Parent's ability to pay dividends on its Common Stock is subject to its subsidiaries' ability to pay dividends to Parent, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indentures governing the 2019 Notes and 2022 Notes.

  Preferred Stock

        Under Parent's amended and restated certificate of incorporation, Parent's Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.