Form 10-Q
period 2015-03-31
Envision Healthcare Holdings, Inc.
filed 2015-05-08
CIK 1578318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 1, 2015, the registrant had 185,637,644 shares of common stock, par value $0.01 per share, outstanding.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE HOLDINGS, INC.

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “the “Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries and any reference to “Corporation” refers to Envision Healthcare Corporation, an indirect wholly-owned subsidiary of the Company.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,875	$318,895
Insurance collateral	37,521	32,828
Trade and other accounts receivable, net	1,098,573	950,115
Parts and supplies inventory	24,805	24,484
Prepaids and other current assets	36,119	36,917
Total current assets	1,289,893	1,363,239
Non-current assets:
Property, plant and equipment, net	214,350	211,276
Intangible assets, net	680,614	524,482
Insurance collateral	10,535	10,568
Goodwill	2,869,408	2,538,633
Other long-term assets	82,119	55,555
Total assets	$5,146,919	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$56,824	$47,584
Accrued liabilities	477,936	412,657
Current deferred tax liabilities	104,890	104,278
Current portion of long-term debt and capital lease obligations	12,358	12,349
Total current liabilities	652,008	576,868
Long-term debt and capital lease obligations	2,257,654	2,025,877
Long-term deferred tax liabilities	161,451	130,963
Insurance reserves	220,367	180,639
Other long-term liabilities	22,616	20,365
Total liabilities	3,314,096	2,934,712
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 184,586,249 and 183,679,113 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	1,846	1,837
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014)	—	—
Additional paid-in capital	1,632,584	1,616,747
Retained earnings	177,224	143,849
Accumulated other comprehensive income (loss)	(1,719)	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,809,935	1,760,577
Noncontrolling interest	22,888	8,464
Total equity	1,832,823	1,769,041
Total liabilities and equity	$5,146,919	$4,703,753

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three months ended March 31,
	2015	2014
Revenue, net of contractual discounts	$2,252,718	$1,858,494
Provision for uncompensated care	(1,008,216)	(844,283)
Net revenue	1,244,502	1,014,211
Compensation and benefits	907,657	743,661
Operating expenses	151,726	114,635
Insurance expense	35,526	30,981
Selling, general and administrative expenses	26,449	19,375
Depreciation and amortization expense	39,881	36,432
Restructuring charges	—	809
Income from operations	83,263	68,318
Interest income from restricted assets	130	86
Interest expense, net	(26,687)	(30,049)
Realized gains (losses) on investments	—	606
Other income (expense), net	(332)	(808)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	56,374	38,153
Income tax benefit (expense)	(22,516)	(16,675)
Income (loss) before equity in earnings of unconsolidated subsidiary	33,858	21,478
Equity in earnings of unconsolidated subsidiary	72	47
Net income (loss)	33,930	21,525
Less: Net (income) loss attributable to noncontrolling interest	(555)	3,300
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$33,375	$24,825
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.18	$0.14
Diluted	$0.17	$0.13

Weighted-average common shares outstanding:
Basic	184,586,249	180,782,025
Diluted	191,241,676	189,391,612

Comprehensive income (loss):
Net income (loss)	$33,930	$21,525
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(120)	(337)
Unrealized gains (losses) on derivative financial instruments	257	51
Total other comprehensive income (loss), net of tax	137	(286)
Comprehensive income (loss)	34,067	21,239
Less: Comprehensive (income) loss attributable to noncontrolling interest	(555)	3,300
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$33,512	$24,539

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$33,930	$21,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	42,004	39,667
(Gain) loss on disposal of property, plant and equipment	27	(1,981)
Equity-based compensation expense	1,353	1,062
Excess tax benefits from equity-based compensation	(10,945)	(14,790)
Equity in earnings of unconsolidated subsidiary	(72)	(47)
Dividends received	370	430
Deferred income taxes	520	928
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(56,224)	(35,429)
Parts and supplies inventory	(122)	(327)
Prepaids and other current assets	6,930	(3,468)
Accounts payable and accrued liabilities	22,799	34,183
Insurance reserves	4,745	(11,533)
Net cash provided by (used in) operating activities	45,315	30,220
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(472)	(2,458)
Sales and maturities of available-for-sale securities	200	8,160
Purchases of property, plant and equipment	(13,507)	(10,714)
Proceeds from sale of property, plant and equipment	44	2,156
Acquisition of businesses, net of cash received	(498,283)	(35,791)
Net change in insurance collateral	(4,508)	1,200
Other investing activities	(912)	(2,526)
Net cash provided by (used in) investing activities	(517,438)	(39,973)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	285,000	—
Repayments of the Term Loan	(3,343)	(3,343)
Repayments of the ABL Facility	(50,000)	—
Debt issuance costs	(27)	—
Proceeds from stock options exercised	3,548	—
Excess tax benefits from equity-based compensation	10,945	14,790
Shares repurchased for tax withholdings	—	(14,430)
Contributions from (distributions to) noncontrolling interest, net	100	250
Other financing activities	(120)	(1,230)
Net cash provided by (used in) financing activities	246,103	(3,963)
Change in cash and cash equivalents	(226,020)	(13,716)
Cash and cash equivalents, beginning of period	318,895	204,712
Cash and cash equivalents, end of period	$92,875	$190,996

The accompanying notes are an integral part of these financial statements.

1.              General

Basis of Presentation of Financial Statements

Envision Healthcare Holdings, Inc. is organized as a holding company that operates through various subsidiaries.  Envision Healthcare Corporation (“Corporation”) is a wholly-owned subsidiary of the Company.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to reflect the consolidated financial position, results of operations and cash flows of the Company for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.

In the opinion of management, the consolidated financial statements of the Company include all normal recurring adjustments necessary for a fair presentation of the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  For further information on the Company’s significant accounting policies and other information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2014, which includes all disclosures required by GAAP, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Insurance collateral also includes a receivable from insurers of $1.5 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2014 was equal to approximately 86% and 82% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Gross trade accounts receivable	$5,201,221	$4,978,738
Allowance for contractual discounts	(2,808,703)	(2,800,852)
Allowance for uncompensated care	(1,293,978)	(1,227,799)
Trade accounts receivable, net	1,098,540	950,087
Other receivables, net	33	28
Trade and other accounts receivable, net	$1,098,573	$950,115

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

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns and legal costs, changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs. Claims are discounted at a rate of 1.5% which is commensurate with the risk free rate.

The Company’s most recent actuarial valuation was completed in March 2015. As a result of this and previous actuarial valuations, the Company recorded increases in its provision for insurance liabilities of $2.6 million and $5.2 million during the three months ended March 31, 2015 and 2014, respectively, related to reserves for losses in prior years.

Public Offerings

On each of February 5, 2014 and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of common stock, and an additional 4,125,000 shares of common stock, upon the underwriters’ exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including investment funds sponsored by, or affiliated with Clayton, Dubilier & Rice, LLC (“CD&R Affiliates”), to the underwriters at $30.50 per share and $34.00 per share, respectively, less an underwriting discount. On September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of common stock by certain stockholders of the Company, including CD&R Affiliates, to the underwriters at $34.97 per share. Additionally, on March 5, 2015, the Company registered the offering and sale of 50,857,145 shares of common stock by CD&R Affiliates, which constituted the remaining shares beneficially owned by them, to the underwriter at $36.25 per share, less an underwriting discount.

The underwriters in these selling stockholder transactions offered the shares to the public from time to time at prevailing market prices or at negotiated prices. The Company did not receive any of the proceeds from the sale of the shares sold by the selling stockholders in these transactions, including any shares sold pursuant to any exercise of the underwriters’ overallotment option.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of March 31, 2015 and December 31, 2014. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the three months ended March 31, 2015 and 2014, the Company derived approximately 34% and 33%, respectively, of its revenue from Medicare and Medicaid, 64% and 64%, respectively, from insurance providers and contracted payors, and 2% and 3%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of March 31, 2015 and December 31, 2014 was approximately $766.9 million and $744.4 million, respectively, with a carrying amount of $750.0 million.

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$31,632	$—	$—	$31,632
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,528	—	1,528
Interest rate swap	—	987	—	987

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$30,243	$—	$—	$30,243
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,433	—	1,433
Interest rate swap	—	1,493	—	1,493

The contingent consideration balance classified as a Level 3 liability has remained unchanged since December 31, 2014.

During the three months ended March 31, 2015 and 2014, the Company had no transfers in and out of Level 1 and Level 2 fair value measurements.

Revenue Recognition

Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. The Company records fee-for-service revenue, net of the contractual discounts based on the information entered into the Company’s billing systems from received medical charts. An estimate for unprocessed medical charts for a given service period is made and adjusted in future periods based on actual medical charts processed. Information entered into the billing systems is subject to change, e.g. change in payor status, and may impact recorded fee-for-service revenue, net of the contractual discounts. Such changes are recognized in the period the change is known.

Revenue from home health services, net of revenue adjustments and provisions for contractual discounts, is earned and billed either on an episode of care basis (“episodic-based revenue”), on a per visit basis, or on a daily basis depending upon the payment terms and conditions established with each payor for services provided.  Revenue recognized on a non-episodic basis is recorded in a similar manner to the Company’s fee-for-service revenue.

Home health service revenue under the Medicare prospective payment system (“PPS”) is based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (d) a payment adjustment based upon the level of therapy services required; (e) acceleration if an episode concludes satisfactorily before the end of the 60-day episode period.  Adjustments are made to reflect differences between estimated and actual payment amounts, the inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk.  These adjustments are estimated based on historical experience and are recorded in the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable.

In addition to revenue recognized on completed episodes, a portion of revenue is recognized on episodes in progress.  Episodes in progress are 60-day episodes of care that are active during the reporting period, but were not completed as of the end of the period.  Revenue is estimated on a monthly basis based upon historical trends.  The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and the calculation of the number of days episodes were active in the period based on the 60-day estimate from the episode start date.

Non-Medicare episodic-based revenue is recognized in a similar manner as the Medicare episodic-based revenue; however, rates paid by other insurance carriers can vary based upon the negotiated terms.

Revenue from contract staffing assignments, net of sales adjustments and discounts, are recognized when earned, based on the hours worked by the Company’s contract professionals.  Conversion and direct hire fees are recognized when the employment candidate accepts permanent employment and all obligations are satisfied.  The Company includes reimbursed expenses in revenue, net of contractual discounts and the associated amount of reimbursement expense in compensation and benefits.

Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR. Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period.

The Company has historically reported Medicare and Medicaid managed care in the line “Commercial insurance and managed care”.  During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation. Net revenue for the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three months ended March 31,
	2015	2014
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$362,069	$250,312
Medicaid	130,976	55,817
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	651,816	645,183
Self-pay	856,115	724,507
Sub-total	2,000,976	1,675,819
Subsidies and fees	251,742	182,675
Revenue, net of contractual discounts	2,252,718	1,858,494
Provision for uncompensated care	(1,008,216)	(844,283)
Net revenue	$1,244,502	$1,014,211

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $3.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  ASU 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company has not yet determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations or the method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach.  The Company has not yet determined the effects, if any, that adoption of ASU 2015-02 may have on its consolidated financial position or results of operations or the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

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

	Three months ended March 31,
	2015	2014
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$33,375	$24,825

Weighted-average common shares outstanding — common stock:
Basic	184,586,249	180,782,025
Dilutive impact of stock awards outstanding	6,655,427	8,609,587
Diluted	191,241,676	189,391,612

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.18	$0.14
Diluted	$0.17	$0.13

As of March 31, 2015 and 2014, there were stock awards to acquire 36,957 shares and zero shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

4.              Acquisitions

2015 Acquisitions

Scottsdale Emergency Associates, LTD (“SEA”).  On January 30, 2015, the Company acquired the stock of SEA for total purchase consideration of $104.8 million paid in cash.  SEA is an emergency physician group serving the greater Phoenix market, with 40 physicians and more than a dozen mid-level providers. The Company acquired SEA to achieve certain operational and strategic benefits.

The goodwill recognized in connection with the SEA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of SEA into the existing operations of EmCare.  Of the goodwill recorded, none is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Accounts receivable	$7,000
Acquired intangible assets	37,000
Goodwill	77,914
Accounts payable	(81)
Accrued liabilities	(450)
Long-term deferred tax liabilities	(16,549)
Total purchase price	$104,834

VISTA Staffing Solutions (“VISTA”).  On February 1, 2015, the Company acquired the stock of VISTA, a leading provider of locum tenens staffing and permanent placement services for physicians, nurse practitioners and physician assistants for total purchase consideration of $123.8 million, subject to working capital adjustments, paid in cash. VISTA operates throughout the United States as well as in Australia and New Zealand.  The Company acquired VISTA to expand into locum tenens staffing.

The goodwill recognized in connection with the VISTA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of VISTA into the existing operations of EmCare.  Of the goodwill recorded, $13.8 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,468
Prepaid and other current assets	1,139
Property, plant, and equipment	2,739
Acquired intangible assets	44,867
Goodwill	78,205
Other long-term assets	5,552
Accounts payable	(740)
Accrued liabilities	(6,300)
Long-term deferred tax liabilities	(10,422)
Insurance reserves	(13,655)
Other long-term liabilities	(1,132)
Total purchase price	$123,783

Emergency Medical Associates. On February 27, 2015, the Company acquired the stock of Emergency Medical Associates of New Jersey, P.A. and assets of Alpha Physician Resources, LLC (collectively “EMA”) for total purchase consideration of $271.8 million, subject to working capital adjustments, paid in cash.  EMA provides emergency department, hospitalist and urgent care services at 47 facilities in New Jersey, New York, Rhode Island, and North Carolina.  The Company acquired EMA to achieve certain operational and strategic benefits.

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare.  Of the goodwill recorded, $154.5 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$7,393
Accounts receivable	52,907
Prepaid and other current assets	4,859
Property, plant, and equipment	2,273
Acquired intangible assets	95,000
Goodwill	163,434
Other long-term assets	22,315
Accounts payable	(12,168)
Accrued liabilities	(38,430)
Long-term deferred tax liabilities	(3,518)
Insurance reserves	(22,300)
Total purchase price	$271,765

The Company has accounted for the acquisitions of SEA, VISTA, and EMA using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

Unaudited pro forma operating results giving effect to the SEA, VISTA, and EMA acquisitions as if they had been completed as of January 1, 2014 are not presented due to the lack of available information at the time of this filing.

Other 2015 Acquisitions.  On February 23, 2015 the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million paid in cash.

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

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$24,795
Accounts receivable	16,748
Prepaid and other current assets	139
Property, plant, and equipment	92
Acquired intangible assets	57,630
Goodwill	98,408
Accounts payable	(1,073)
Accrued liabilities	(13,128)
Long-term deferred tax liabilities	(445)
Insurance reserves	(13,716)
Total purchase price	$169,450

During the three months ended March 31, 2015, the Company made a purchase price allocation adjustment that increased goodwill by $1.2 million with a corresponding increase to accrued liabilities to record an adjustment to accrued wages and benefits.

The following unaudited pro forma operating results give effect to the Phoenix Physicians Acquisition, as if it had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable.

Three months ended March 31,
(in thousands)	2014
Net revenue	$31,698
Net income	3,017

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the three months ended March 31, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $1.3 million. The total purchase price for these acquisitions was allocated to goodwill of $9.5 million, $4.9 million of which is tax deductible goodwill, other acquired intangible assets of $28.7 million, net current assets of $3.5 million and long-term deferred tax liabilities of $3.7 million.

5.              Insurance Collateral

Insurance collateral consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Available-for-sale securities:
U.S. Treasuries	$1,204	$1,191
Corporate bonds /Fixed income	16,663	15,397
Corporate equity	13,765	13,655
Total available-for-sale securities	31,632	30,243
Insurance receivable	1,470	1,470
Cash deposits and other	14,954	11,683
Total insurance collateral	$48,056	$43,396

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$1,192	$16	$(4)	$1,204
Corporate bonds /Fixed income	16,603	64	(4)	16,663
Corporate equity	14,182	45	(462)	13,765
Total available-for-sale securities	$31,977	$125	$(470)	$31,632

	December 31, 2014
Description	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$1,182	$12	$(3)	$1,191
Corporate bonds /Fixed income	15,339	59	(1)	15,397
Corporate equity	13,885	27	(257)	13,655
Total available-for-sale securities	$30,406	$98	$(261)	$30,243

As of March 31, 2015, available-for-sale securities included U.S. Treasuries and corporate bonds/ fixed income securities of $4.0 million with contractual maturities within one year and $13.9 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$—	$—
12 months or more	131	(4)	130	(3)
Corporate bonds /Fixed income:
Less than 12 months	2,667	(1)	1,312	(1)
12 months or more	2,540	(3)	251	—
Corporate equity:
Less than 12 months	11,208	(462)	11,160	(257)
12 months or more	—	—	—	—
Total	$16,546	$(470)	$12,853	$(261)

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

The Company is not aware of any specific factors indicating that the underlying issuers of the U.S. Treasuries and corporate bonds/ fixed income securities would not be able to pay interest as it becomes due or repay the principal amount at maturity.  Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to temporary market fluctuations.  Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company realized net gains of zero and $0.6 million on the sale and maturities of available-for-sale securities for the three months ended March 31, 2015 and 2014, respectively.

6.              Accrued Liabilities

Accrued liabilities were as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Accrued wages and benefits	$252,034	$190,220
Accrued paid time-off	30,542	27,156
Current portion of self-insurance reserves	74,787	74,212
Accrued severance and related costs	7,109	8,376
Current portion of compliance and legal	5,395	3,407
Accrued billing and collection fees	3,191	3,823
Accrued incentive compensation	24,112	32,324
Accrued income taxes	8,941	—
Accrued interest	11,029	22,324
Other	60,796	50,815
Total accrued liabilities	$477,936	$412,657

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

On February 5, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million.

The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

As of March 31, 2015, letters of credit outstanding which impact the available credit under the ABL Facility were $120.6 million and the maximum available under the ABL Facility was $194.4 million.

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

Senior Unsecured Notes due 2022

On June 18, 2014, Corporation issued $750.0 million of senior unsecured notes due 2022 (“2022 Notes”) the proceeds of which were used to redeem the remaining 2019 Notes and for general corporate purposes. The Company paid $9.4 million in financing fees to the creditors of the 2022 Notes which was recorded to loss on early debt extinguishment in the second quarter of 2014.

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

The indenture governing the 2022 Notes contains covenants that, among other things, limit Corporation’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Corporation’s restricted subsidiaries to pay dividends to Corporation or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, Corporation is required to make an offer to repurchase all of the 2022 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Corporation sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2022 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Debt and capital lease obligations consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loan due 2018 (4.00% at March 31, 2015 and December 31, 2014)	1,286,232	1,289,575
Discount on senior secured term loan	(3,068)	(3,317)
ABL Facility	235,000	—
Notes due at various dates from 2015 to 2022 with interest rates from 6% to 10%	466	482
Capital lease obligations due at various dates from 2015 to 2018	1,382	1,486
Total	2,270,012	2,038,226
Less current portion	(12,358)	(12,349)
Total long-term debt and capital lease obligations	$2,257,654	$2,025,877

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

At March 31, 2015, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.30 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.6 million gallons, which represents approximately 11% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount $1.5 million and $1.4 million, respectively, as of March 31, 2015 and December 31, 2014, respectively. Over the next 12 months, the Company expects to reclassify $0.8 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.2 million for the three months ended March 31, 2015 and net receipts of $0.2 million for the three months ended March 31, 2014.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $1.0 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively. Over the next 12 months, the Company expects to reclassify $1.0 million of deferred loss from accumulated other comprehensive income (loss) to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

9.              Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of March 31, 2015 and December 31, 2014 (in thousands).  All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of January 1, 2014	$420	$(1,958)	$699	$(839)
Other comprehensive income (loss) before reclassifications	(1,130)	(216)	(491)	(1,837)
Amounts reclassified from accumulated other comprehensive income (loss)	(187)	1,239	(232)	820
Net current-period other comprehensive income (loss)	(1,317)	1,023	(723)	(1,017)
Balance as of December 31, 2014	(897)	(935)	(24)	(1,856)
Other comprehensive income (loss) before reclassifications	(182)	7	(120)	(295)
Amounts reclassified from accumulated other comprehensive income (loss)	122	310	—	432
Net current-period other comprehensive income (loss)	(60)	317	(120)	137
Balance as of March 31, 2015	$(957)	$(618)	$(144)	$(1,719)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three months ended March 31,
Details about AOCI components	2015	2014	Statements of Operations
Gains and losses on cash flow hedges:
Fuel Hedge	$(196)	$181	Operating expenses
Interest rate swap	(496)	(496)	Interest expense, net
	(692)	(315)	Total before tax
	260	119	Tax benefit (expense)
	$(432)	$(196)	Net of tax
Unrealized holding gains on available-for-sale securities	$—	$606	Realized gains (losses) on investments
	—	606	Total before tax
	—	(228)	Tax benefit (expense)
	$—	$378	Net of tax

10.       Equity Based Compensation

Upon completion of the Company’s initial public offering in August of 2013, the then-existing stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of March 31, 2015, a total of 16,439,875 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of March 31, 2015, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.4 million and $1.1 million was recorded for the three months ended March 31, 2015 and 2014, respectively.

11.       Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $12.8 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively.

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

Letters of Credit

As of March 31, 2015 and December 31, 2014, the Company had $120.6 million and $112.3 million, respectively, in outstanding letters of credit.

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

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los

Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. The Court has certified classes in the consolidated Karapetian/ Aguilar case on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees; the Court denied certification of the rest period claims of these employees. In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel has indicated that they intend to dismiss that claim as AMR’s policy complies with a recent Court of Appeals decision. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed. While the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

Merion Capital, L.P. (“Merion”), a former stockholder of Corporation, filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in Corporation prior to the merger of Corporation with a wholly-owned subsidiary of the Company on May 25, 2011 (the “Merger”). During the year ended December 31, 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company. $13.7 million of this payment is included in cash flows from operations and $38.3 million is included in cash flows from financing activities on the statements of cash flows for the year ended December 31, 2013.

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

12.       Related Party Transactions

CD&R Affiliates

Stockholders Agreement

In connection with the Company’s initial public offering in August of 2013, the Company entered into a stockholders agreement (“Stockholders Agreement”) with CD&R Affiliates. Under the Stockholders Agreement, CD&R Affiliates were granted the right to designate nominees for the Company’s board, subject to the maintenance of specified ownership requirements. Following the CD&R Affiliates’ disposition of their remaining shares of the Company’s common stock in a registered secondary offering, on March 11, 2015, the stockholders agreement terminated pursuant to its terms and, as a result, the CD&R Affiliates are no longer entitled to designate directors for nomination as of such date.

Registration Rights Agreement

In connection with the closing of the Merger, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates, which granted the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company’s common stock. Under the Registration Rights Agreement, if the Company registered common stock under the Securities Act of 1933, as amended (the “Securities Act”), holders of the common stock, including CD&R

Affiliates, had the right to require the Company to use reasonable best efforts to include in the Company’s registration statement shares of common stock held by them, subject to certain limitations and at the expense of the Company. Upon the CD&R Affiliate’ disposition of the remaining shares of the Company’s common stock beneficially owned by them in a registered secondary offering, on March 11, 2015 the registration rights agreement terminated pursuant to its terms, and, as a result, the CD&R Affiliates are no longer entitled to specified demand and piggyback registration rights as of such date.

Indemnification Agreements

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with CD&R and CD&R Affiliates (the “CD&R Entities”). Under the indemnification agreement with the CD&R Entities, the Company, subject to certain limitations, agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Consulting Agreement and certain other claims and liabilities.

Employment agreements with certain of the Company’s executive officers include indemnification provisions whereby the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

In connection with the Company’s initial public offering, the Company entered into indemnification agreements with each of its directors. On November 11, 2013, the Company entered into an indemnification agreement with Mark V. Mactas. Under these agreements, the Company agreed to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent permitted by law.

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

AHAH-Evolution JV

Evolution Health, LLC (“Evolution”), included within the EmCare segment, entered into an agreement in 2014 with Ascension Health to form an entity which would provide home health, hospice, and home infusion therapy pharmacy services to patients (“AHAH-Evolution JV”).  AHAH-Evolution JV began providing services to patients during the first quarter of 2015 and meets the definition of a VIE.  The Company determined that, although Evolution holds 50% voting control, Evolution is the primary beneficiary and must consolidate this VIE because:

•                  Evolution provides management services to AHAH-Evolution JV including providing comprehensive management oversight, operational reporting guidelines, recruiting, credentialing, billing, payroll, accounting, and other various administrative services and therefore substantially all of AHAH-Evolution JV’s activities involve Evolution; and

•                  as payment for management services, Evolution is entitled to receive a variable management fee from AHAH-Evolution.

The following table summarizes the AHAH-Evolution JV assets and liabilities as of March 31, 2015, which are included in the Company’s consolidated financial statements (in thousands):

March 31,
2015
Current assets	$18,427
Current liabilities	9,045

During the three months ended March 31, 2015, cash contributions of $0.1 million were made to AHAH-Evolution JV by each of the parties for working capital requirements.

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

The following table summarizes the UHS-EmCare JV assets and liabilities as of March 31, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	March 31,	December 31,
	2015	2014
Current assets	$23,998	$21,427
Current liabilities	5,960	6,748

During the three months ended March 31, 2015 and 2014, cash contributions of zero and $0.3 million were made to UHS-EmCare JV by each of the parties for working capital requirements.

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of March 31, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	March 31,	December 31,
	2015	2014
Current assets	$141,008	$155,041
Current liabilities	46,993	31,163

During the three months ended March 31, 2015 and 2014, there were no cash contributions made to HCA-EmCare JV by each of the parties for working capital requirements.

14.       Segment Information

The Company is organized around two separately managed business units: facility-based and post-acute care physician services and healthcare transportation services, which have been identified as operating segments. The facility-based and post-acute care physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, tele-radiology and surgery services. It also offers physician-led care management solutions outside the hospital. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (the “CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three months ended March 31, 2014 has been presented to conform to the current period presentation.

The Company’s operating segment results were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Facility-Based Physician Services
Net revenue	$825,108	$644,566
Income from operations	52,175	51,235
Adjusted EBITDA	77,095	71,682

Healthcare Transportation Services
Net revenue	$419,394	$369,645
Income from operations	31,088	17,083
Adjusted EBITDA	51,771	39,098

Segment Totals
Net revenue	$1,244,502	$1,014,211
Income from operations	83,263	68,318
Adjusted EBITDA	128,866	110,780

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2015	2014
Net income (loss)	$33,930	$21,525
Add-back of non-operating expense (income):
Interest expense, net	26,687	30,049
Income tax expense (benefit)	22,516	16,675
Realized losses (gains) on investments	—	(606)
Interest income from restricted assets	(130)	(86)
Equity in earnings of unconsolidated subsidiary	(72)	(47)
Other expense (income), net	332	808
Income from operations — segment totals	83,263	68,318
Add-back of operating expense (income):
Depreciation and amortization expense	39,881	36,432
Restructuring charges	—	809
Severance and related costs	1,694	—
Net (income) loss attributable to noncontrolling interest	(555)	3,300
Interest income from restricted assets	130	86
Equity-based compensation expense	1,353	1,062
Transaction costs	3,100	773
Adjusted EBITDA	$128,866	$110,780

15.       Consolidating Financial Information

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

Consolidating Balance Sheet

As of March 31, 2015

(in thousands, unaudited)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$92,870	$—	$92,875
Insurance collateral	—	37,521	—	37,521
Trade and other accounts receivable, net	—	1,098,573	—	1,098,573
Parts and supplies inventory	—	24,805	—	24,805
Prepaids and other current assets	5,019	36,119	(5,019)	36,119
Total current assets	5,024	1,289,888	(5,019)	1,289,893
Property, plant, and equipment, net	—	214,350	—	214,350
Intangible assets, net	—	680,614	—	680,614
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	10,535	—	10,535
Goodwill	—	2,869,408	—	2,869,408
Other long-term assets	—	82,119	—	82,119
Investment in wholly owned subsidiary	1,805,764	—	(1,805,764)	—
Total assets	$1,810,933	$5,146,914	$(1,810,928)	$5,146,919
Liabilities and Equity
Current liabilities:
Accounts payable	$998	$55,826	$—	$56,824
Accrued liabilities	—	481,586	(3,650)	477,936
Current deferred tax liabilities	—	106,259	(1,369)	104,890
Current portion of long-term debt and capital lease obligations	—	12,358	—	12,358
Total current liabilities	998	656,029	(5,019)	652,008
Long-term debt and capital lease obligations	—	2,257,654	—	2,257,654
Long-term deferred tax liabilities	—	161,596	(145)	161,451
Insurance reserves	—	220,367	—	220,367
Other long-term liabilities	—	22,616	—	22,616
Total liabilities	998	3,318,262	(5,164)	3,314,096
Equity:
Common stock	1,846	—	—	1,846
Preferred stock	—	—	—	—
Additional paid-in capital	1,632,584	1,559,864	(1,559,864)	1,632,584
Retained earnings	177,224	247,619	(247,619)	177,224
Accumulated other comprehensive loss	(1,719)	(1,719)	1,719	(1,719)
Total Envision Healthcare Holdings, Inc. equity	1,809,935	1,805,764	(1,805,764)	1,809,935
Noncontrolling interest	—	22,888	—	22,888
Total equity	1,809,935	1,828,652	(1,805,764)	1,832,823
Total liabilities and equity	$1,810,933	$5,146,914	$(1,810,928)	$5,146,919

Consolidating Balance Sheet

As of December 31, 2014

(in thousands)

	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$318,890	$—	$318,895
Insurance collateral	—	32,828	—	32,828
Trade and other accounts receivable, net	—	950,115	—	950,115
Parts and supplies inventory	—	24,484	—	24,484
Prepaids and other current assets	5,019	36,917	(5,019)	36,917
Total current assets	5,024	1,363,234	(5,019)	1,363,239
Property, plant, and equipment, net	—	211,276	—	211,276
Intangible assets, net	—	524,482	—	524,482
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	10,568	—	10,568
Goodwill	—	2,538,633	—	2,538,633
Other long-term assets	—	55,555	—	55,555
Investment in wholly owned subsidiary	1,756,407	—	(1,756,407)	—
Total assets	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$46,585	$—	$47,584
Accrued liabilities	—	416,307	(3,650)	412,657
Current deferred tax liabilities	—	105,647	(1,369)	104,278
Current portion of long-term debt and capital lease obligations	—	12,349	—	12,349
Total current liabilities	999	580,888	(5,019)	576,868
Long-term debt and capital lease obligations	—	2,025,877	—	2,025,877
Long-term deferred tax liabilities	—	131,108	(145)	130,963
Insurance reserves	—	180,639	—	180,639
Other long-term liabilities	—	20,365	—	20,365
Total liabilities	999	2,938,877	(5,164)	2,934,712
Equity:
Common stock	1,837	—	—	1,837
Preferred stock	—	—	—	—
Additional paid-in capital	1,616,747	1,544,222	(1,544,222)	1,616,747
Retained earnings	143,849	214,041	(214,041)	143,849
Accumulated other comprehensive loss	(1,856)	(1,856)	1,856	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,760,577	1,756,407	(1,756,407)	1,760,577
Noncontrolling interest	—	8,464	—	8,464
Total equity	1,760,577	1,764,871	(1,756,407)	1,769,041
Total liabilities and equity	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three months ended March 31, 2015
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$1,244,502	$—	$1,244,502
Compensation and benefits	—	907,657	—	907,657
Operating expenses	—	151,726	—	151,726
Insurance expense	—	35,526	—	35,526
Selling, general and administrative expenses	—	26,449	—	26,449
Depreciation and amortization expense	—	39,881	—	39,881
Restructuring charges	—	—	—	—
Income from operations	—	83,263	—	83,263
Interest income from restricted assets	—	130	—	130
Interest expense, net	—	(26,687)	—	(26,687)
Realized gains (losses) on investments	—	—	—	—
Other income (expense), net	(332)	—	—	(332)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(332)	56,706	—	56,374
Income tax benefit (expense)	129	(22,645)	—	(22,516)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(203)	34,061	—	33,858
Equity in net income (loss) of subsidiary	33,578	—	(33,578)	—
Equity in earnings of unconsolidated subsidiary	—	72	—	72
Net income (loss)	33,375	34,133	(33,578)	33,930
Less: Net (income) loss attributable to noncontrolling interest	—	(555)	—	(555)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$33,375	$33,578	$(33,578)	$33,375

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three months ended March 31, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$1,014,211	$—	$1,014,211
Compensation and benefits	—	743,661	—	743,661
Operating expenses	—	114,635	—	114,635
Insurance expense	—	30,981	—	30,981
Selling, general and administrative expenses	—	19,375	—	19,375
Depreciation and amortization expense	—	36,432	—	36,432
Restructuring charges	—	809	—	809
Income from operations	—	68,318	—	68,318
Interest income from restricted assets	—	86	—	86
Interest expense, net	—	(30,049)	—	(30,049)
Realized gains (losses) on investments	—	606	—	606
Other income (expense), net	(1,142)	334	—	(808)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(1,142)	39,295	—	38,153
Income tax benefit (expense)	380	(17,055)	—	(16,675)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(762)	22,240	—	21,478
Equity in net income (loss) of subsidiary	25,587	—	(25,587)	—
Equity in earnings of unconsolidated subsidiary	—	47	—	47
Net income (loss)	24,825	22,287	(25,587)	21,525
Less: Net (income) loss attributable to noncontrolling interest	—	3,300	—	3,300
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$24,825	$25,587	$(25,587)	$24,825

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Three months ended March 31, 2015
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(204)	$45,519	$45,315
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(472)	(472)
Sales and maturities of available-for-sale securities	—	200	200
Purchase of property, plant and equipment	—	(13,507)	(13,507)
Proceeds from sale of property, plant and equipment	—	44	44
Acquisition of businesses, net of cash received	—	(498,283)	(498,283)
Net change in insurance collateral	—	(4,508)	(4,508)
Other investing activities	—	(912)	(912)
Net cash provided by (used in) investing activities	—	(517,438)	(517,438)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	285,000	285,000
Repayments of the Term Loan	—	(3,343)	(3,343)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised	—	3,548	3,548
Excess tax benefits from equity-based compensation	—	10,945	10,945
Proceeds from noncontrolling interest	—	100	100
Other financing activities	—	(120)	(120)
Net intercompany borrowings (payments)	204	(204)	—
Net cash provided by (used in) financing activities	204	245,899	246,103
Change in cash and cash equivalents	—	(226,020)	(226,020)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$92,870	$92,875

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Three months ended March 31, 2014
	EVHC (excluding Corporation)	Corporation and Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$30,220	$30,220
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,458)	(2,458)
Sales and maturities of available-for-sale securities	—	8,160	8,160
Purchase of property, plant and equipment	—	(10,714)	(10,714)
Proceeds from sale of property, plant and equipment	—	2,156	2,156
Acquisition of businesses, net of cash received	—	(35,791)	(35,791)
Net change in insurance collateral	—	1,200	1,200
Other investing activities	—	(2,526)	(2,526)
Net cash provided by (used in) investing activities	—	(39,973)	(39,973)
Cash Flows from Financing Activities
Repayments of the Term Loan	—	(3,343)	(3,343)
Excess tax benefits from equity-based compensation	—	14,790	14,790
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Contributions from noncontrolling interest, net	—	250	250
Other financing activities	—	(1,230)	(1,230)
Net cash provided by (used in) financing activities	—	(3,963)	(3,963)
Change in cash and cash equivalents	—	(13,716)	(13,716)
Cash and cash equivalents, beginning of period	81,722	122,990	204,712
Cash and cash equivalents, end of period	$81,722	$109,274	$190,996

16.       Subsequent Events

In April 2015, AMR entered into a definitive agreement to acquire ambulance operations located in the northeastern U.S.

Beginning on May 1, 2015, the Company’s employees may participate in the Envision Healthcare Holdings, Inc. 2015 Employee Stock Purchase Plan (“the ESPP”), pursuant to which the Company is authorized to issue up to 1.2 million shares of common stock.  Substantially all full-time employees who have been employed by the Company for at least 60 days prior to the offering period are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.

Beginning on May 1, 2015, certain individuals that provide clinical services for the Company and its subsidiaries or professional association affiliates may participate in the Envision Healthcare Holdings, Inc. 2015 Provider Stock Purchase Plan (“the PSPP”), pursuant to which the Company is authorized to issue up to 1.2 million shares of common stock.  All active service providers that customarily work more than 120 hours per month and have provided at least 240 hours of service prior to the relevant offering period are eligible to participate in the PSPP.  Provider stock purchases are made through paycheck deductions.

Under the terms of both the ESPP and PSPP, employees and service providers may not deduct an amount which would permit such employee or service provider to purchase the Company’s capital stock under all of the Company’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any offering period.  The purchase price of the stock is 90% of the closing price of the common stock on the last trading day of the offering period. The issuance of shares of the Company’s common stock under the ESPP and the PSPP is subject to stockholder approval at the Company’s 2015 Annual Meeting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Quarterly Report on Form 10-Q and in our other filings with the SEC from time to time, including the risks described in Item 1A “Risk Factors” of Part II of this Form 10-Q.

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems, management continuity planning or information systems; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; and risks related to other factors discussed in this Quarterly Report on Form 10-Q.

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

Most of the provisions of the PPACA that seek to decrease the number of uninsured became effective January 1, 2014. Based on the government’s February 2014 projection, by 2022, the PPACA will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. The employer mandate, which requires firms with 100 or more full-time employees to offer health insurance or pay fines, became effective on January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016.

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

Company Overview

We are a leading provider of physician-led, outsourced medical services in the United States with more than 35,000 employees and affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also provides comprehensive care to patients across various setting, many of whom suffer from advanced illnesses and chronic diseases. AMR is a leading provider and manager of community based healthcare transportation services, including emergency “911”, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three months ended March 31, 2015 and 2014. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we would expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received.  During the second quarter of 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash Collections (Net Revenue)		Percentage of Total Volume
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Medicare	24.9%	24.8%	31.8%	31.9%
Medicaid	8.8	8.3	24.3	23.4
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	43.5	46.3	29.2	27.4
Self-pay	2.6	3.4	14.7	17.3
Fees/other	8.9	7.1	—	—
Subsidies	11.3	10.1	—	—
Total	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 14% to 17% of our total patient volume, but is only 2% to 3% of our total cash collections. The decrease in self-pay as a percentage of total revenue over the past three years has been due to both additional service lines with lower self-pay, including our post-acute care services, and Medicaid expansion evidenced by an approximate 1.3% drop in self-pay volume to 14.7% for the first three months of 2015 as compared to a self-pay mix of approximately 16.0% in the fourth quarter of 2014.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2015, approximately 76% was derived from our hospital contracts for emergency department staffing, 7% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 5% from our post-acute care services, 1% from our radiology/tele-radiology services, 1% from our surgery services, and 1% from other hospital management services. Approximately 84% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 16% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

AMR

Approximately 81% of AMR’s net revenue for the three months ended March 31, 2015 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s key measures for transport net revenue include:

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

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

In February 2002, Centers for Medicare & Medicaid Services (“CMS”) issued the Medicare Ambulance Fee Schedule Final Rule (“Ambulance Fee Schedule”) that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the Balanced Budget Act of 1997 (the “BBA”) to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Ambulance Fee Schedule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. While a reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions until April 1, 2015.  On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (the “MACRA”) was enacted, which further extends any reductions to the Ambulance Fee Schedule through calendar year 2017.

Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

Prior to April 2015, Medicare law has required CMS to adjust the Physician Fee Schedule (“PFS”) payment rates annually based on a formula which included an application of the Sustainable Growth Rate (the “SGR”) that was adopted in the BBA. This formula yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Legislative action by Congress in December 2013 resulted in a delay of the Physician Fee Schedule SGR cuts until April 1, 2014. In the first quarter of 2014, Congress passed a bill to avoid reductions in Medicare payments to physicians due to the Physician Fee Schedule SGR until April 1, 2015.  The recent enactment of the MACRA replaces the SGR formula with a new payment model for calculating annual updates under the PFS. The MACRA payment model provides that PFS payments will remain at their current levels through June 30, 2015, will increase by 0.5% from July 1, 2015 through December 31, 2015, and will increase 0.5% annually from January 1, 2016 through 2019.  Rates will remain at their 2019 level from 2020 through 2025, as Medicare transitions toward a payment model in which physicians are paid based on a merit-based incentive system, or based on their participation in alternative payment model programs.

The MACRA also extends the Ambulance Fee Schedule add-on payments through December 31, 2017.

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

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. This resulted in an increase to our net revenue of approximately $7.3 million for the three months ended March 31, 2014. Federal funding for the enhanced Medicaid payments expired on December 31, 2014.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 7.9% and 12.2% of AMR’s operating expenses for the three months ended March 31, 2015 and 2014, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). As of March 31, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014 for the Company and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three months ended March 31, 2014 has been presented to conform to the current period presentation.

The following tables set forth a reconciliation of Adjusted EBITDA to net income (loss):

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three months ended March 31,
	2015	% of net revenue	2014	% of net revenue
Net revenue	$1,244,502	100.0%	$1,014,211	100.0%
Compensation and benefits	907,657	72.9	743,661	73.3
Operating expenses	151,726	12.2	114,635	11.3
Insurance expense	35,526	2.9	30,981	3.1
Selling, general and administrative expenses	26,449	2.1	19,375	1.9
Equity-based compensation expense	(1,353)	(0.1)	(1,062)	(0.1)
Transaction costs	(3,100)	(0.3)	(773)	(0.1)
Severance and related costs	(1,694)	(0.1)	—	—
Interest income from restricted assets	(130)	(0.0)	(86)	(0.0)
Net income (loss) attributable to noncontrolling interest	555	0.0	(3,300)	(0.3)
Adjusted EBITDA	128,866	10.4	110,780	10.9
Equity-based compensation expense	(1,353)	(0.1)	(1,062)	(0.1)
Transaction costs	(3,100)	(0.3)	(773)	(0.1)
Severance and related costs	(1,694)	(0.1)	—	—
Depreciation and amortization expense	(39,881)	(3.2)	(36,432)	(3.6)
Restructuring charges	—	—	(809)	(0.0)
Interest expense, net	(26,687)	(2.1)	(30,049)	(3.0)
Realized gains (losses) on investments	—	—	606	0.0
Other income (expense), net	(332)	(0.0)	(808)	(0.0)
Income tax benefit (expense)	(22,516)	(1.8)	(16,675)	(1.7)
Equity in earnings of unconsolidated subsidiary	72	0.0	47	0.0
Net income (loss) attributable to noncontrolling interest	555	0.0	(3,300)	(0.3)
Net income (loss)	$33,930	2.8%	$21,525	2.1%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three months ended March 31,
	2015	% of net revenue	2014	% of net revenue
Net revenue	$825,108	100.0%	$644,566	100.0%
Compensation and benefits	676,301	82.0	525,085	81.4
Operating expenses	38,006	4.6	23,636	3.7
Insurance expense	23,341	2.8	16,967	2.6
Selling, general and administrative expenses	14,756	1.8	11,257	1.7
Interest income from restricted assets	(19)	(0.0)	25	0.0
Equity-based compensation expense	(609)	(0.1)	(478)	(0.0)
Transaction costs	(3,094)	(0.4)	(308)	(0.0)
Severance and related costs	(1,224)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	555	0.1	(3,300)	(0.5)
Adjusted EBITDA	77,095	9.3	71,682	11.1%
Depreciation and amortization expenses	(20,529)	(2.5)	(16,281)	(2.5)
Restructuring charges	—	—	(105)	(0.0)
Interest income from restricted assets	(19)	(0.0)	25	0.0
Equity-based compensation expense	(609)	(0.1)	(478)	(0.1)
Transaction costs	(3,094)	(0.4)	(308)	(0.0)
Severance and related costs	(1,224)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	555	0.1	(3,300)	(0.5)
Income from operations	$52,175	6.3%	$51,235	8.0%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three months ended March 31,
	2015	% of net revenue	2014	% of net revenue
Net revenue	$419,394	100.0%	$369,645	100.0%
Compensation and benefits	231,356	55.2	218,576	59.1
Operating expenses	113,720	27.1	90,999	24.6
Insurance expense	12,185	2.9	14,014	3.8
Selling, general and administrative expenses	11,693	2.8	8,118	2.2
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(744)	(0.2)	(584)	(0.2)
Transaction costs	(6)	(0.0)	(465)	(0.1)
Severance and related costs	(470)	(0.1)	—	—
Adjusted EBITDA	51,771	12.3	39,098	10.6
Depreciation and amortization expenses	(19,352)	(4.6)	(20,151)	(5.5)
Restructuring charges	—	—	(704)	(0.2)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(744)	(0.2)	(584)	(0.2)
Transaction costs	(6)	(0.0)	(465)	(0.1)
Severance and related costs	(470)	(0.1)	—	—
Income from operations	$31,088	7.4%	$17,083	4.6%

Three months ended March 31, 2015 compared to the Three months ended March 31, 2014

Consolidated

Our results for the three months ended March 31, 2015 reflect an increase in net revenue of $230.3 million and an increase in net income of $12.4 million compared to the three months ended March 31, 2014.  The increase in net income is attributable primarily to operational growth and the decrease in interest expense from the redemption of the 2019 Notes in June of 2014.

Net revenue. For the three months ended March 31, 2015, we generated net revenue of $1,244.5 million compared to $1,014.2 million for the three months ended March 31, 2014, representing an increase of 22.7%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended March 31, 2015, Adjusted EBITDA was $128.9 million, or 10.4% of net revenue, compared to $110.8 million, or 10.9% of net revenue for the three months ended March 31, 2014.

Restructuring charges. For the three months ended March 31, 2015, restructuring charges were zero compared to $0.8 million for the three months ended March 31, 2014.

Interest expense, net. For the three months ended March 31, 2015, interest expense was $26.7 million compared to $30.0 million for the three months ended March 31, 2014. The decrease was due to the redemption of the 2019 Notes on June 18, 2014.

Other income (expense), net. For the three months ended March 31, 2015, other (income) expense, net was $0.3 million of expense compared to $0.8 million of expense for the three months ended March 31, 2014.

Income tax benefit (expense). For the three months ended March 31, 2015, income tax expense was $22.5 million compared to income tax expense of $16.7 million for the three months ended March 31, 2014. Our effective tax rate was 39.9% and 43.7% for the three months ended March 31, 2015 and 2014, respectively.

EmCare

Net revenue. For the three months ended March 31, 2015, EmCare generated net revenue of $825.1 million compared to $644.6 million for the three months ended March 31, 2014, representing an increase of $180.5 million, or 28.0%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

Net new contracts since March 31, 2014 accounted for a net revenue increase of $56.3 million for the three months ended March 31, 2015, of which $44.6 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015. Approximately 40% of the contracts started since last year were with existing EmCare customers, primarily from cross-selling opportunities from the expansion of our hospitalist practices that have been integrated with ED services.

Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $29.4 million, or 5.0%, for the three months ended March 31, 2015. The change was due to a 6.3% increase in same store weighted patient encounters, offset by a 1.3% decrease in revenue per weighted patient encounter primarily attributable to the loss of $7.3 million of Medicaid parity revenue, which was discontinued on January 1, 2015. While we had a rate growth of approximately 1.5% from our ED services, there was a corresponding decrease in rate for other service lines, primarily anesthesia.  Although anesthesia volume was at expected levels, we experienced lower than expected collections as a result of billing and collection challenges for certain anesthesia contracts billed by third party billing companies.  Revenue from recent acquisitions was $94.8 million during the three months ended March 31, 2015.

Compensation and benefits. For the three months ended March 31, 2015, compensation and benefits costs were $676.3 million, or 82.0% of net revenue, compared to $525.1 million, or 81.4% of net revenue, for the three months ended March 31, 2014. Provider compensation costs increased $102.7 million from net new contract additions and acquisitions and $25.7 million from same store contracts.  Non-provider compensation and total benefits costs increased by $22.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to organic growth.

Operating expenses. For the three months ended March 31, 2015, operating expenses were $38.0 million, or 4.6% of net revenue, compared to $23.6 million, or 3.7% of net revenue, for the three months ended March 31, 2014 due primarily from recent acquisitions.

Insurance expense. For the three months ended March 31, 2015, professional liability insurance expense was $23.3 million, or 2.8% of net revenue, compared to $17.0 million, or 2.6% of net revenue, for the three months ended March 31, 2014. We recorded an increase of prior year insurance provisions of $2.3 million during the three months ended March 31, 2015 compared to an increase of $2.0 million for the three months ended March 31, 2014.

Selling, general and administrative. For the three months ended March 31, 2015, selling, general, and administrative expense was $14.8 million, or 1.8% of net revenue, compared to $11.3 million, or 1.7% of net revenue, for the three months ended March 31, 2014.

Depreciation and amortization. For the three months ended March 31, 2015, depreciation and amortization expense was $20.5 million, or 2.5% of net revenue, compared to $16.3 million, or 2.5% of net revenue, for the three months ended March 31, 2014.

AMR

Net revenue. For the three months ended March 31, 2015, AMR generated net revenue of $419.4 million compared to $369.6 million for the three months ended March 31, 2014, representing an increase of $49.8 million, or 13.5%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 3.3%, or $12.0 million, primarily from increased managed transportation revenue which has no associated transport volume and increased rates in existing markets and an increase of 10.2%, or $37.8 million, in weighted transport volume. Weighted transports increased 76,500 from the same quarter last year. The change was due to an increase of 20,000 weighted transports from our entry into new markets and recent acquisitions and an increase of 7.8%, or 57,600 weighted transports, in existing markets, offset by a decrease of 1,100 weighted transports from exited markets.

Compensation and benefits. For the three months ended March 31, 2015, compensation and benefits costs were $231.4 million, or 55.2% of net revenue, compared to $218.6 million, or 59.1% of net revenue, for the three months ended March 31, 2014. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 1.5%, or $2.0 million, and ambulance unit hours increased period over period by 8.5%, or $10.3 million. Non-crew compensation decreased $1.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider, offset by increased costs associated with organic growth of our existing business. Total benefits related costs increased $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Other compensation costs, including severance and related costs, increased $0.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Operating expenses. For the three months ended March 31, 2015, operating expenses were $113.7 million, or 27.1% of net revenue, compared to $91.0 million, or 24.6% of net revenue, for the three months ended March 31, 2014.  The change was due primarily to increased costs of $6.6 million associated with our existing managed transportation business, increased costs of $8.5 million primarily due to external provider fees for our AMR billing function, increased costs of $5.1 million associated with the net impact from markets entered and exited, increased costs of $1.0 million from recent acquisitions, and increased other miscellaneous net operating costs of $1.5 million.

Insurance expense. For the three months ended March 31, 2015, insurance expense was $12.2 million, or 2.9% of net revenue, compared to $14.0 million, or 3.8% of net revenue, for the three months ended March 31, 2014. We recorded an increase of prior year insurance provisions of $0.3 million during the three months ended March 31, 2015 compared to an increase of $3.2 million during the three months ended March 31, 2014.

Selling, general and administrative. For the three months ended March 31, 2015, selling, general, and administrative expense was $11.7 million, or 2.8% of net revenue, compared to $8.1 million, or 2.2% of net revenue, for the three months ended March 31, 2014.

Depreciation and amortization. For the three months ended March 31, 2015, depreciation and amortization expense was $19.4 million, or 4.6% of net revenue, compared to $20.2 million, or 5.5% of net revenue, for the three months ended March 31, 2014.

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

Based on our current assumptions, we believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our ABL Facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months. If our assumptions prove to be incorrect, if there are other factors that adversely affect our cash position or cash flows, or if we make substantial acquisitions in the future, we may need to seek additional funds through financing activities.

On May 25, 2011, Corporation entered into $1.8 billion of senior secured credit facilities (“Senior Secured Credit Facilities”), consisting of the $1.44 billion Term Loan Facility and the $350 million ABL Facility that was subsequently increased to $550 million, which are further described below and in Note 7 of the accompanying unaudited consolidated financial statements.

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

On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation to $550 million. The ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550.0 million as of March 31, 2015. The ABL Facility is available to fund working capital and for general corporate purposes. As of March 31, 2015, we had available borrowing capacity of $194.4 million and $120.6 million of letters of credit issued under the ABL Facility.

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

2022 Notes

On June 18, 2014, Corporation issued $750.0 million in aggregate principal amount of the 2022 Notes the proceeds of which were used to redeem the then outstanding 2019 Notes and for general corporate purposes.

The indenture governing the 2022 Notes contains significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

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

	Three months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$45,315	$30,220
Investing activities	(517,438)	(39,973)
Financing activities	246,103	(3,963)

Operating activities. Net cash provided by operating activities was $45.3 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $30.2 million for the three months ended March 31, 2014. Operating cash flows for the three months ended March 31, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for three months ended March 31, 2014 excluding this item was $39.9 million. Further, the increase of $15.1 million in net cash provided by operating activities relates primarily to lower interest payments in 2015.

Accounts receivable increased $56.2 million and $35.4 million during three months ended March 31, 2015 and 2014, respectively. Days sales outstanding (“DSO”) increased 1 day during the three months ended March 31, 2015. While EmCare’s DSO increased two days primarily as a result of reduced collections for certain anesthesia contracts billed by third party billing companies, AMR’s DSO decreased two days.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013
EmCare	80	78	77	79	82	82	77	71
AMR	68	70	66	62	62	63	64	64
Company	76	75	73	73	74	75	73	68

Investing activities. Net cash used in investing activities was $517.4 million for the three months ended March 31, 2015 compared to $40.0 million for three months ended March 31, 2014. The increase was primarily related to the increase in cash outflow for acquisitions of $498.3 million.

Financing activities. Net cash provided by financing activities was $246.1 million for the three months ended March 31, 2015 compared to cash used in financing activities of $4.0 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015, we borrowed $285.0 million under our ABL Facility to fund recent acquisitions, offset by our partial repayment of $50 million.  Additionally, we received $3.5 million in proceeds from the exercise of stock options.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2015, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.30 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.6 million gallons during the periods hedged through December 2016.

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

As of March 31, 2015, we had $2,268.6 million of debt, excluding capital leases, of which $1,283.2 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $18.4 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of March 31, 2015, the fair value of our available-for-sale securities was $31.6 million. Had the market price of such securities been 10% lower as of March 31, 2015, the aggregate fair value of such securities would have been $3.2 million lower.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that they file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under “Item 9A-Controls and Procedures” in the Company’s 2014 Form 10-K, in connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company’s internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were not effective as of March 31, 2015 as a result of the previously identified material weakness, which continued to exist as of March 31, 2015.

Management’s Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

Management has made substantial progress to remediate the previously identified material weakness in internal control over financial reporting and continues to take actions implementing the following measures:

•                  enhancing and implementing policies setting forth specific requirements regarding additional review and approval procedures for manual accruals for unbilled revenues; and

•                  implementing additional review and analysis procedures of its manual unbilled revenue accruals process to ensure that the policies are being followed.

The previously identified material weakness will not be considered fully addressed until the enhanced internal controls over estimates of unbilled revenue for patient encounters have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the enhanced controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting

Other than the remedial actions described above, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 11 to the accompanying consolidated financial statements included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than as set forth below.

Changes in the rates or methods of third-party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

We derive a majority of our revenue from direct billings to patients and third- party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The Patient Protection and Affordable Care Act (“PPACA”) could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as “MedPAC”, provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. MedPAC issued a Report to the Congress on Medicare and the Health Care Delivery System in June 2013. In that report, MedPAC recommended reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the Balanced Budget Act of 1997 (the “BBA”), as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Historically, physician services were reimbursed under the Physician Fee Schedule. Physician payments under the Physician Fee Schedule were updated on an annual basis according to a Sustainable Growth Rate (“SGR”). Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has previously intervened with interim legislation to prevent the reductions under the SGR adjustment methodology.  On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act of 2015. One of the primary provisions of the Medicare Access and CHIP Reauthorization Act of 2015 removed the SGR methodology from the determination of annual conversion factors in the formula for payment for physicians’ services. It replaced the SGR system with a merit based incentive payment system and other alternative payment models. In light of its recent passage, the Medicare Access and CHIP Reauthorization Act of 2015 is still being analyzed and we cannot estimate the impact of this legislation on our future revenues.

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the “Budget Control Act”) was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the “Joint Committee”) was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, Centers for Medicare & Medicaid Services delayed implementation of the cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts took effect in January 2014, further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113-67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

May 8, 2015	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

10.1*

Second Amendment to ABL Credit Agreement, dated as of February 6, 2015, among the Corporation, Deutsche Bank AG New York Branch, as administrative agent and an additional lender, and Barclays Bank PLC, as additional lender.

31.1*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report