Form 10-Q
period 2015-06-30
Envision Healthcare Holdings, Inc.
filed 2015-08-03
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 31, 2015, the registrant had 185,735,421 shares of common stock, par value $0.01 per share, outstanding.

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

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,605	$318,895
Insurance collateral	31,978	32,828
Trade and other accounts receivable, net	1,085,036	950,115
Parts and supplies inventory	24,896	24,484
Prepaids and other current assets	58,367	36,917
Total current assets	1,372,882	1,363,239
Non-current assets:
Property, plant and equipment, net	226,242	211,276
Intangible assets, net	762,672	524,482
Insurance collateral	9,879	10,568
Goodwill	2,782,934	2,538,633
Other long-term assets	86,309	55,555
Total assets	$5,240,918	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$62,292	$47,584
Accrued liabilities	492,181	412,657
Current deferred tax liabilities	106,046	104,278
Current portion of long-term debt and capital lease obligations	12,366	12,349
Total current liabilities	672,885	576,868
Long-term debt and capital lease obligations	2,224,433	2,025,877
Long-term deferred tax liabilities	187,265	130,963
Insurance reserves	220,147	180,639
Other long-term liabilities	22,423	20,365
Total liabilities	3,327,153	2,934,712
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 185,695,421 and 183,679,113 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	1,857	1,837
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014)	—	—
Additional paid-in capital	1,653,578	1,616,747
Retained earnings	229,640	143,849
Accumulated other comprehensive income (loss)	(1,189)	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,883,886	1,760,577
Noncontrolling interest	29,879	8,464
Total equity	1,913,765	1,769,041
Total liabilities and equity	$5,240,918	$4,703,753

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue, net of contractual discounts	$2,417,011	$1,953,702	$4,669,729	$3,812,196
Provision for uncompensated care	(1,062,753)	(878,375)	(2,070,969)	(1,722,658)
Net revenue	1,354,258	1,075,327	2,598,760	2,089,538
Compensation and benefits	969,458	767,007	1,877,115	1,510,668
Operating expenses	156,129	120,715	307,855	235,350
Insurance expense	38,166	31,583	73,692	62,564
Selling, general and administrative expenses	31,249	23,594	57,698	42,969
Depreciation and amortization expense	44,936	35,558	84,817	71,990
Restructuring charges	—	3,731	—	4,540
Income from operations	114,320	93,139	197,583	161,457
Interest income from restricted assets	163	246	293	332
Interest expense, net	(28,094)	(29,002)	(54,781)	(59,051)
Realized gains (losses) on investments	(34)	508	(34)	1,114
Other income (expense), net	(40)	(1,964)	(372)	(2,772)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	86,315	(3,470)	142,689	34,683
Income tax benefit (expense)	(32,698)	1,412	(55,214)	(15,263)
Income (loss) before equity in earnings of unconsolidated subsidiary	53,617	(2,058)	87,475	19,420
Equity in earnings of unconsolidated subsidiary	71	66	143	113
Net income (loss)	53,688	(1,992)	87,618	19,533
Less: Net (income) loss attributable to noncontrolling interest	(1,272)	—	(1,827)	3,300
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,416	$(1,992)	$85,791	$22,833
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:			.
Basic	$0.28	$(0.01)	$0.46	$0.13
Diluted	$0.27	$(0.01)	$0.45	$0.12

Weighted-average common shares outstanding:
Basic	185,493,085	181,140,242	184,830,033	180,962,123
Diluted	191,511,920	181,140,242	191,166,956	189,460,445

Comprehensive income (loss):
Net income (loss)	$53,688	$(1,992)	$87,618	$19,533
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	18	(365)	(102)	(702)
Unrealized gains (losses) on derivative financial instruments	512	263	769	314
Total other comprehensive income (loss), net of tax	530	(102)	667	(388)
Comprehensive income (loss)	54,218	(2,094)	88,285	19,145
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,272)	—	(1,827)	3,300
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,946	$(2,094)	$86,458	$22,445

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$87,618	$19,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,058	78,456
(Gain) loss on disposal of property, plant and equipment	239	(2,025)
Equity-based compensation expense	3,025	2,550
Excess tax benefits from equity-based compensation	(24,476)	(15,658)
Loss on early debt extinguishment	—	66,397
Equity in earnings of unconsolidated subsidiary	(143)	(113)
Dividends received	370	430
Deferred income taxes	1,100	486
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(37,766)	(58,212)
Parts and supplies inventory	(161)	(423)
Prepaids and other current assets	(4,572)	(18,927)
Accounts payable and accrued liabilities	48,851	31,266
Insurance reserves	(2,221)	(9,820)
Net cash provided by (used in) operating activities	160,922	93,940
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,067)	(3,372)
Sales and maturities of available-for-sale securities	9,209	10,527
Purchases of property, plant and equipment	(43,028)	(33,480)
Proceeds from sale of property, plant and equipment	352	2,216
Acquisition of businesses, net of cash received	(498,917)	(199,298)
Net change in insurance collateral	(5,706)	1,213
Other investing activities	971	(2,363)
Net cash provided by (used in) investing activities	(539,186)	(224,557)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	305,000	50,000
Proceeds from issuance of senior notes	—	740,625
Repayments of the Term Loan	(6,686)	(3,343)
Repayments of the ABL Facility	(100,000)	(50,000)
Repayments of senior notes	—	(607,750)
Payment for debt extinguishment premiums	—	(37,630)
Debt issuance costs	(27)	(1,374)
Proceeds from stock options exercised	9,350	—
Excess tax benefits from equity-based compensation	24,476	15,658
Shares repurchased for tax withholdings	—	(14,430)
Contributions from (distributions to) noncontrolling interest, net	100	250
Other financing activities	(239)	(3,498)
Net cash provided by (used in) financing activities	231,974	88,508
Change in cash and cash equivalents	(146,290)	(42,109)
Cash and cash equivalents, beginning of period	318,895	204,712
Cash and cash equivalents, end of period	$172,605	$162,603

The accompanying notes are an integral part of these financial statements.

1.General

Basis of Presentation of Financial Statements

Envision Healthcare Holdings, Inc. is organized as a holding company that operates through various subsidiaries.  Envision Healthcare Corporation is a wholly-owned subsidiary of the Company.

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

2.Summary of Significant Accounting Policies

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

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s captive insurance subsidiary that supports the Company’s insurance program and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

Realized gains and losses are determined based on an average cost basis.

Insurance collateral also includes a receivable from insurers of $0.5 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2014 was equal to approximately 86% and 82% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Gross trade accounts receivable	$5,543,456	$4,978,738
Allowance for contractual discounts	(2,973,913)	(2,800,852)
Allowance for uncompensated care	(1,484,644)	(1,227,799)
Trade accounts receivable, net	1,084,899	950,087
Other receivables, net	137	28
Trade and other accounts receivable, net	$1,085,036	$950,115

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

Business Combinations

Assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the acquisition consideration over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the acquisition consideration allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as income or expense.

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

The Company’s most recent actuarial valuation was completed in June 2015. As a result of this and previous actuarial valuations, the Company recorded increases in its provision for insurance liabilities of $1.4 million and $4.0 million for the three and six months ended June 30, 2015, respectively, as compared to increases of $2.1 million and $7.3 million for the three and six months ended June 30, 2014, respectively, related to reserves for losses in prior years.

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

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of June 30, 2015 and December 31, 2014. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the six months ended June 30, 2015 and 2014, the Company derived approximately 35% and 33%, respectively, of its revenue from Medicare and Medicaid, 62% and 64%, respectively, from insurance providers and contracted payors, and 3% and 3%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of June 30, 2015 and December 31, 2014 was approximately $755.6 million and $744.4 million, respectively, with a carrying amount of $750.0 million.

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

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include derivatives.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 4.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$24,647	$—	$—	$24,647
Liabilities:
Contingent consideration	—	—	2,150	2,150
Fuel hedge	—	1,221	—	1,221
Interest rate swap	—	476	—	476

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$30,243	$—	$—	$30,243
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,433	—	1,433
Interest rate swap	—	1,493	—	1,493

The contingent consideration balance classified as a Level 3 liability has increased $0.2 million since December 31, 2014.

During the six months ended June 30, 2015 and 2014, the Company had no transfers between Level 1 and Level 2 fair value measurements.

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

The Company has historically reported Medicare and Medicaid managed care in the line “Commercial insurance and managed care”. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation. Net revenue for the three and six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$420,596	$300,428	$782,664	$550,740
Medicaid	167,120	110,625	298,095	166,441
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	732,374	607,567	1,384,190	1,252,750
Self-pay	872,541	752,221	1,728,655	1,476,728
Sub-total	2,192,631	1,770,841	4,193,604	3,446,659
Subsidies and fees	224,380	182,861	476,125	365,537
Revenue, net of contractual discounts	2,417,011	1,953,702	4,669,729	3,812,196
Provision for uncompensated care	(1,062,753)	(878,375)	(2,070,969)	(1,722,658)
Net revenue	$1,354,258	$1,075,327	$2,598,760	$2,089,538

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (decreased net revenue) by approximately $3.8 million and $7.4 million for the three and six months ended June 30, 2015, respectively, and by approximately $2.7 million and $3.8 million for the three and six months ended June 30, 2014, respectively.

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption for annual reporting periods beginning after December 15, 2016, permitted.  The Company has not yet determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations or the method of adoption.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

3.Basic and Diluted Net Income (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,416	$(1,992)	$85,791	$22,833

Weighted-average common shares outstanding — common stock:
Basic	185,493,085	181,140,242	184,830,033	180,962,123
Dilutive impact of stock awards outstanding	6,018,835	—	6,336,923	8,498,322
Diluted	191,511,920	181,140,242	191,166,956	189,460,445

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.28	$(0.01)	$0.46	$0.13
Diluted	$0.27	$(0.01)	$0.45	$0.12

For the three and six months ended June 30, 2015, there were stock awards to acquire 82,506 shares and 66,313 shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.  For the three and six months ended June 30, 2014, there were 8,362,994 and zero stock awards whose effect was anti-dilutive.

4.Acquisitions

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

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$545
Accounts receivable	7,516
Prepaid and other current assets	10,286
Acquired intangible assets	86,200
Goodwill	47,259
Accounts payable	(1,153)
Accrued liabilities	(10,258)
Long-term deferred tax liabilities	(35,561)
Total purchase price	$104,834

During the three months ended June 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $49.2 million, an increase in the long-term deferred tax liabilities of $19.0 million, an increase in accrued liabilities of $10.1 million to record the fully funded retirement plan with a corresponding increase in prepaid and other current assets, and other adjustments to opening balances for assets and liabilities.

VISTA Staffing Solutions (“VISTA”).  On February 1, 2015, the Company acquired the stock of VISTA, a leading provider of locum tenens staffing and permanent placement services for physicians, nurse practitioners and physician assistants for total purchase consideration of $123.8 million, subject to a working capital adjustment of $0.5 million, paid in cash. VISTA operates throughout the United States as well as in Australia and New Zealand.  The Company acquired VISTA to expand into locum tenens staffing.

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

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,548
Prepaid and other current assets	1,245
Property, plant and equipment	2,739
Acquired intangible assets	52,830
Goodwill	76,693
Other long-term assets	5,920
Accounts payable	(1,784)
Accrued liabilities	(5,493)
Long-term deferred tax liabilities	(16,651)
Insurance reserves	(13,639)
Other long-term liabilities	(1,132)
Total purchase price	$124,338

During the three months ended June 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $8.0 million, an increase in the long-term deferred tax liabilities of $6.2 million, and other adjustments to opening balances for assets and liabilities.

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

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare.  Of the goodwill recorded, $97.6 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$7,388
Accounts receivable	52,828
Prepaid and other current assets	5,121
Property, plant, and equipment	2,276
Acquired intangible assets	147,300
Goodwill	107,119
Other long-term assets	22,327
Accounts payable	(12,863)
Accrued liabilities	(33,339)
Long-term deferred tax liabilities	(4,091)
Insurance reserves	(22,300)
Total purchase price	$271,766

During the three months ended June 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $52.3 million, an increase in long-term deferred liabilities of $0.6 million and other adjustments to opening balances for assets and liabilities.

The Company has accounted for the acquisitions of SEA, VISTA, and EMA using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the three and six months ended June 30, 2015 include net revenue of $114.1 million and $168.1 million for SEA, VISTA, and EMA, respectively.

Other 2015 Acquisitions. On February 23, 2015 the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million, subject to a working capital adjustment of $0.7 million, paid in cash.

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

During the first three months of 2015, the Company made a purchase price allocation adjustment that increased goodwill by $1.2 million with a corresponding increase to accrued liabilities to record an adjustment to accrued wages and benefits.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the six months ended June 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $1.3 million. The total purchase price for these acquisitions was allocated to goodwill of $9.5 million, $4.9 million of which is tax deductible goodwill, other acquired intangible assets of $28.7 million, net current assets of $3.5 million and long-term deferred tax liabilities of $3.7 million.

Pro Forma Information

The following unaudited pro forma operating results give effect to the Phoenix Physicians, SEA, VISTA and EMA acquisitions, as if they had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net revenue	$1,354,258	$1,206,018	$2,655,791	$2,347,880
Net income (loss)	53,688	2,275	89,402	26,086

5.Insurance Collateral

Insurance collateral consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Available-for-sale securities:
U.S. Treasuries	$1,188	$1,191
Corporate bonds/ Fixed income	13,016	15,397
Corporate equity	10,443	13,655
Total available-for-sale securities	24,647	30,243
Insurance receivable	510	1,470
Cash deposits and other	16,700	11,683
Total insurance collateral	$41,857	$43,396

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,184	$9	$(5)	$1,188
Corporate bonds/ Fixed income	12,936	80	—	13,016
Corporate equity	10,843	51	(451)	10,443
Total available-for-sale securities	$24,963	$140	$(456)	$24,647

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,182	$12	$(3)	$1,191
Corporate bonds/ Fixed income	15,339	59	(1)	15,397
Corporate equity	13,885	27	(257)	13,655
Total available-for-sale securities	$30,406	$98	$(261)	$30,243

As of June 30, 2015, available-for-sale securities included U.S. Treasuries and corporate bonds/ fixed income securities of $2.9 million with contractual maturities within one year and $11.3 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$—	$—
12 months or more	129	(5)	130	(3)
Corporate bonds/ Fixed income:
Less than 12 months	455	—	1,312	(1)
12 months or more	251	—	251	—
Corporate equity:
Less than 12 months	8,535	(451)	11,160	(257)
12 months or more	—	—	—	—
Total	$9,370	$(456)	$12,853	$(261)

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

The Company realized net losses of less than $0.1 million on the sale and maturities of available-for-sale securities for both the three and six months ended June 30, 2015, respectively, and net gains of $0.5 million and $1.1 million on the sale and maturities of available-for-sale securities for the three and six months ended June 30, 2014, respectively.

6.Accrued Liabilities

Accrued liabilities were as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Accrued wages and benefits	$237,331	$190,220
Accrued paid time-off	31,798	27,156
Current portion of self-insurance reserve	75,348	74,212
Accrued severance and related costs	6,168	8,376
Current portion of compliance and legal	5,294	3,407
Accrued billing and collection fees	2,555	3,823
Accrued incentive compensation	26,551	32,324
Accrued income taxes	27,697	—
Accrued interest	20,994	22,324
Other	58,445	50,815
Total accrued liabilities	$492,181	$412,657

7.Debt and Capital Lease Obligations

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

As of June 30, 2015, letters of credit outstanding which impact the available credit under the ABL Facility were $133.7 million and the maximum available under the ABL Facility was $211.3 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

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

Debt and capital lease obligations consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loan due 2018 (4.00% as of June 30, 2015 and December 30, 2014)	1,282,889	1,289,575
Discount on senior secured term loan	(2,820)	(3,317)
ABL Facility	205,000	—
Notes due at various dates from 2015 to 2022 with interest rates from 6% to 10%	455	482
Capital lease obligations due at various dates from 2015 to 2018	1,275	1,486
Total	2,236,799	2,038,226
Less current portion	(12,366)	(12,349)
Total long-term debt and capital lease obligations	$2,224,433	$2,025,877

8.Derivative Instruments and Hedging Activities

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

At June 30, 2015, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.5 million gallons, which represents approximately 17% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount $1.2 million and $1.4 million, respectively, as of June 30, 2015 and December 31, 2014, respectively. Over the next 12 months, the Company expects to reclassify $0.6 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and net receipts of $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $0.5 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively. Over the next 12 months, the Company expects to reclassify $0.5 million of deferred loss from accumulated other comprehensive income (loss) to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for each of the three months ended June 30, 2015 and 2014, respectively, and $1.0 million for each of the six months ended June 30, 2015 and 2014, respectively.

9.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of June 30, 2015 and December 31, 2014 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Total
Balance as of January 1, 2014	$420	$(1,958)	$699	$(839)
Other comprehensive income (loss) before reclassifications	(1,130)	(216)	(491)	(1,837)
Amounts reclassified from accumulated other comprehensive income (loss)	(187)	1,239	(232)	820
Net current-period other comprehensive income (loss)	(1,317)	1,023	(723)	(1,017)
Balance as of December 31, 2014	(897)	(935)	(24)	(1,856)
Other comprehensive income (loss) before reclassifications	(127)	16	(123)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	259	621	21	901
Net current-period other comprehensive income (loss)	132	637	(102)	667
Balance as of June 30, 2015	$(765)	$(298)	$(126)	$(1,189)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2015	2014	2015	2014	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(219)	$95	$(415)	$276	Operating expenses
Interest rate swap	(497)	(497)	(993)	(993)	Interest expense, net
	(716)	(402)	(1,408)	(717)	Total before tax
	268	152	528	271	Tax benefit (expense)
	$(448)	$(250)	$(880)	$(446)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$(34)	$508	$(34)	$1,114	Realized gains (losses) on investments
	(34)	508	(34)	1,114	Total before tax
	13	(192)	13	(420)	Tax benefit (expense)
	$(21)	$316	$(21)	$694	Net of tax

10.Equity Based Compensation

Upon completion of the Company’s initial public offering in August 2013, the then-existing stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of June 30, 2015, a total of 16,414,826 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of June 30, 2015, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.6 million and $1.5 million was recorded for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $2.6 million was recorded for the six months ended June 30, 2015 and 2014, respectively.

11.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $13.9 million and $11.4 million for the three months ended June 30, 2015 and 2014, respectively, and $26.7 million and $22.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

Letters of Credit

As of June 30, 2015 and December 31, 2014, the Company had $133.7 million and $112.3 million, respectively, in outstanding letters of credit.

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

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. If the Company is unable to reach a resolution of this matter with the federal government, the Company believes it is likely that the federal government will intervene in the cases against the Company and the Company will thus be in active litigation regarding this matter. It is not currently possible to predict the timing of the resolution of this matter or to reasonably estimate a probable loss for this matter. There can be no assurance that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

12.Related Party Transactions

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

Indemnification Agreements

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with CD&R and CD&R Affiliates (the “CD&R Entities”). Under the indemnification agreement with the CD&R Entities, the Company, subject to certain limitations, agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Company’s consulting agreement with CD&R, which was terminated in 2013, and certain other claims and liabilities.

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

13.Variable Interest Entities

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

The following table summarizes the AHAH-Evolution JV assets and liabilities as of June 30, 2015, which are included in the Company’s consolidated financial statements (in thousands):

June 30,
2015
Current assets	$28,601
Current liabilities	6,777

During the six months ended June 30, 2015, cash contributions of $0.1 million were made to AHAH-Evolution JV by each of the parties for working capital requirements.

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

The following table summarizes the UHS-EmCare JV assets and liabilities as of June 30, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	June 30,	December 31,
	2015	2014
Current assets	$27,646	$21,427
Current liabilities	11,064	6,748

During the six months ended June 30, 2015 and 2014, cash contributions of zero and $0.3 million, respectively, were made to UHS-EmCare JV by each of the parties for working capital requirements.

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of June 30, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	June 30,	December 31,
	2015	2014
Current assets	$180,756	$155,041
Current liabilities	52,228	31,163

During the six months ended June 30, 2015 and 2014, there were no cash contributions made to HCA-EmCare JV by either of the parties for working capital requirements.

14.Segment Information

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

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three and six months ended June 30, 2014 has been presented to conform to the current period presentation.

The Company’s operating segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Facility-Based Physician Services
Net revenue	$929,068	$690,015	$1,754,176	$1,334,581
Income from operations	77,931	68,844	130,106	120,079
Adjusted EBITDA	105,203	88,308	182,298	159,990
Healthcare Transportation Services
Net revenue	$425,190	$385,312	$844,584	$754,957
Income from operations	36,389	24,295	67,477	41,378
Adjusted EBITDA	57,558	46,819	109,329	85,917
Segment Totals
Net revenue	$1,354,258	$1,075,327	$2,598,760	$2,089,538
Income from operations	114,320	93,139	197,583	161,457
Adjusted EBITDA	162,761	135,127	291,627	245,907

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$53,688	$(1,992)	$87,618	$19,533
Add-back of non-operating expense (income):
Interest expense, net	28,094	29,002	54,781	59,051
Income tax expense (benefit)	32,698	(1,412)	55,214	15,263
Loss on early debt extinguishment	—	66,397	—	66,397
Realized losses (gains) on investments	34	(508)	34	(1,114)
Interest income from restricted assets	(163)	(246)	(293)	(332)
Equity in earnings of unconsolidated subsidiary	(71)	(66)	(143)	(113)
Other expense (income), net	40	1,964	372	2,772
Income from operations — segment totals	114,320	93,139	197,583	161,457

Add-back of operating expense (income):
Depreciation and amortization expense	44,936	35,558	84,817	71,990
Restructuring charges	—	3,731	—	4,540
Severance and related costs	869	—	2,563	—
Net (income) loss attributable to noncontrolling interest	(1,272)	—	(1,827)	3,300
Interest income from restricted assets	163	246	293	332
Equity-based compensation expense	1,672	1,488	3,025	2,550
Transaction costs	2,073	965	5,173	1,738
Adjusted EBITDA	$162,761	$135,127	$291,627	$245,907

15.Consolidating Financial Information

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

Consolidating Balance Sheet

As of June 30, 2015

(in thousands, unaudited)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$172,600	$—	$172,605
Insurance collateral	—	31,978	—	31,978
Trade and other accounts receivable, net	—	1,085,036	—	1,085,036
Parts and supplies inventory	—	24,896	—	24,896
Prepaids and other current assets	5,022	58,367	(5,022)	58,367
Total current assets	5,027	1,372,877	(5,022)	1,372,882
Property, plant, and equipment, net	—	226,242	—	226,242
Intangible assets, net	—	762,672	—	762,672
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	9,879	—	9,879
Goodwill	—	2,782,934	—	2,782,934
Other long-term assets	—	86,309	—	86,309
Investment in wholly owned subsidiary	1,879,713	—	(1,879,713)	—
Total assets	$1,884,885	$5,240,913	$(1,884,880)	$5,240,918
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$61,293	$—	$62,292
Accrued liabilities	—	495,834	(3,653)	492,181
Current deferred tax liabilities	—	107,415	(1,369)	106,046
Current portion of long-term debt and capital lease obligations	—	12,366	—	12,366
Total current liabilities	999	676,908	(5,022)	672,885
Long-term debt and capital lease obligations	—	2,224,433	—	2,224,433
Long-term deferred tax liabilities	—	187,410	(145)	187,265
Insurance reserves	—	220,147	—	220,147
Other long-term liabilities	—	22,423	—	22,423
Total liabilities	999	3,331,321	(5,167)	3,327,153
Equity:
Common stock	1,857	—	—	1,857
Preferred stock	—	—	—	—
Additional paid-in capital	1,653,578	1,580,842	(1,580,842)	1,653,578
Retained earnings	229,640	300,060	(300,060)	229,640
Accumulated other comprehensive income (loss)	(1,189)	(1,189)	1,189	(1,189)
Total Envision Healthcare Holdings, Inc. equity	1,883,886	1,879,713	(1,879,713)	1,883,886
Noncontrolling interest	—	29,879	—	29,879
Total equity	1,883,886	1,909,592	(1,879,713)	1,913,765
Total liabilities and equity	$1,884,885	$5,240,913	$(1,884,880)	$5,240,918

Consolidating Balance Sheet

As of December 31, 2014

(in thousands)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$318,890	$—	$318,895
Insurance collateral	—	32,828	—	32,828
Trade and other accounts receivable, net	—	950,115	—	950,115
Parts and supplies inventory	—	24,484	—	24,484
Prepaids and other current assets	5,019	36,917	(5,019)	36,917
Total current assets	5,024	1,363,234	(5,019)	1,363,239
Property, plant, and equipment, net	—	211,276	—	211,276
Intangible assets, net	—	524,482	—	524,482
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	10,568	—	10,568
Goodwill	—	2,538,633	—	2,538,633
Other long-term assets	—	55,555	—	55,555
Investment in wholly owned subsidiary	1,756,407	—	(1,756,407)	—
Total assets	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$46,585	$—	$47,584
Accrued liabilities	—	416,307	(3,650)	412,657
Current deferred tax liabilities	—	105,647	(1,369)	104,278
Current portion of long-term debt and capital lease obligations	—	12,349	—	12,349
Total current liabilities	999	580,888	(5,019)	576,868
Long-term debt and capital lease obligations	—	2,025,877	—	2,025,877
Long-term deferred tax liabilities	—	131,108	(145)	130,963
Insurance reserves	—	180,639	—	180,639
Other long-term liabilities	—	20,365	—	20,365
Total liabilities	999	2,938,877	(5,164)	2,934,712
Equity:
Common stock	1,837	—	—	1,837
Preferred stock	—	—	—	—
Additional paid-in capital	1,616,747	1,544,222	(1,544,222)	1,616,747
Retained earnings	143,849	214,041	(214,041)	143,849
Accumulated other comprehensive income (loss)	(1,856)	(1,856)	1,856	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,760,577	1,756,407	(1,756,407)	1,760,577
Noncontrolling interest	—	8,464	—	8,464
Total equity	1,760,577	1,764,871	(1,756,407)	1,769,041
Total liabilities and equity	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended June 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,354,258	$—	$1,354,258
Compensation and benefits	—	969,458	—	969,458
Operating expenses	—	156,129	—	156,129
Insurance expense	—	38,166	—	38,166
Selling, general and administrative expenses	—	31,249	—	31,249
Depreciation and amortization expense	—	44,936	—	44,936
Income (loss) from operations	—	114,320	—	114,320
Interest income from restricted assets	—	163	—	163
Interest expense, net	—	(28,094)	—	(28,094)
Realized gains (losses) on investments	—	(34)	—	(34)
Other income (expense), net	(40)	—	—	(40)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(40)	86,355	—	86,315
Income tax benefit (expense)	15	(32,713)	—	(32,698)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(25)	53,642	—	53,617
Equity in net income (loss) of subsidiary	52,441	—	(52,441)	—
Equity in earnings of unconsolidated subsidiary	—	71	—	71
Net income (loss)	52,416	53,713	(52,441)	53,688
Less: Net (income) loss attributable to noncontrolling interest	—	(1,272)	—	(1,272)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,416	$52,441	$(52,441)	$52,416

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended June 30, 2014
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,075,327	$—	$1,075,327
Compensation and benefits	—	767,007	—	767,007
Operating expenses	—	120,715	—	120,715
Insurance expense	—	31,583	—	31,583
Selling, general and administrative expenses	—	23,594	—	23,594
Depreciation and amortization expense	—	35,558	—	35,558
Restructuring charges	—	3,731	—	3,731
Income from operations	—	93,139	—	93,139
Interest income from restricted assets	—	246	—	246
Interest expense, net	—	(29,002)	—	(29,002)
Realized gains (losses) on investments	—	508	—	508
Other income (expense), net	(1,657)	(307)	—	(1,964)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(1,657)	(1,813)	—	(3,470)
Income tax benefit (expense)	515	897	—	1,412
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(1,142)	(916)	—	(2,058)
Equity in net income (loss) of subsidiary	(850)	—	850	—
Equity in earnings of unconsolidated subsidiary	—	66	—	66
Net income (loss)	(1,992)	(850)	850	(1,992)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$(1,992)	$(850)	$850	$(1,992)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Six Months Ended June 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$2,598,760	$—	$2,598,760
Compensation and benefits	—	1,877,115	—	1,877,115
Operating expenses	—	307,855	—	307,855
Insurance expense	—	73,692	—	73,692
Selling, general and administrative expenses	—	57,698	—	57,698
Depreciation and amortization expense	—	84,817	—	84,817
Income from operations	—	197,583	—	197,583
Interest income from restricted assets	—	293	—	293
Interest expense, net	—	(54,781)	—	(54,781)
Realized gains (losses) on investments	—	(34)	—	(34)
Other income (expense), net	(372)	—	—	(372)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(372)	143,061	—	142,689
Income tax benefit (expense)	144	(55,358)	—	(55,214)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(228)	87,703	—	87,475
Equity in net income (loss) of subsidiary	86,019	—	(86,019)	—
Equity in earnings of unconsolidated subsidiary	—	143	—	143
Net income (loss)	85,791	87,846	(86,019)	87,618
Less: Net (income) loss attributable to noncontrolling interest	—	(1,827)	—	(1,827)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$85,791	$86,019	$(86,019)	$85,791

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Six Months Ended June 30, 2014
	EVHC
	(excluding	Corporation and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$2,089,538	$—	$2,089,538
Compensation and benefits	—	1,510,668	—	1,510,668
Operating expenses	—	235,350	—	235,350
Insurance expense	—	62,564	—	62,564
Selling, general and administrative expenses	—	42,969	—	42,969
Depreciation and amortization expense	—	71,990	—	71,990
Restructuring charges	—	4,540	—	4,540
Income from operations	—	161,457	—	161,457
Interest income from restricted assets	—	332	—	332
Interest expense, net	—	(59,051)	—	(59,051)
Realized gains (losses) on investments	—	1,114	—	1,114
Other income (expense), net	(2,799)	27	—	(2,772)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(2,799)	37,482	—	34,683
Income tax benefit (expense)	895	(16,158)	—	(15,263)
Income before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(1,904)	21,324	—	19,420
Equity in net income (loss) of subsidiary	21,437	—	(21,437)	—
Equity in earnings of unconsolidated subsidiary	—	113	—	113
Net income (loss)	19,533	21,437	(21,437)	19,533
Less: Net (income) loss attributable to noncontrolling interest	—	3,300	—	3,300
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$19,533	$24,737	$(21,437)	$22,833

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six Months Ended June 30, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(231)	$161,153	$160,922
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,067)	(2,067)
Sales and maturities of available-for-sale securities	—	9,209	9,209
Purchase of property, plant and equipment	—	(43,028)	(43,028)
Proceeds from sale of property, plant and equipment	—	352	352
Acquisition of businesses, net of cash received	—	(498,917)	(498,917)
Net change in insurance collateral	—	(5,706)	(5,706)
Other investing activities	—	971	971
Net cash provided by (used in) investing activities	—	(539,186)	(539,186)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	305,000	305,000
Proceeds from issuance of senior notes	—	—	—
Repayments of the Term Loan	—	(6,686)	(6,686)
Repayments of the ABL Facility	—	(100,000)	(100,000)
Repayments of senior notes	—	—	—
Payment for debt extinguishment premiums	—	—	—
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised	—	9,350	9,350
Excess tax benefits from equity-based compensation	—	24,476	24,476
Shares repurchased for tax withholdings	—	—	—
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(239)	(239)
Net intercompany borrowings (payments)	231	(231)	—
Net cash provided by (used in) financing activities	231	231,743	231,974
Change in cash and cash equivalents	—	(146,290)	(146,290)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$172,600	$172,605

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six Months Ended June 30, 2014
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(391)	$94,331	$93,940
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(3,372)	(3,372)
Sales and maturities of available-for-sale securities	—	10,527	10,527
Purchase of property, plant and equipment	—	(33,480)	(33,480)
Proceeds from sale of property, plant and equipment	—	2,216	2,216
Acquisition of businesses, net of cash received	—	(199,298)	(199,298)
Net change in insurance collateral	—	1,213	1,213
Other investing activities	—	(2,363)	(2,363)
Net cash provided by (used in) investing activities	—	(224,557)	(224,557)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	50,000	50,000
Proceeds from issuance of senior notes	—	740,625	740,625
Repayments of the Term Loan	—	(3,343)	(3,343)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Repayments of senior notes	—	(607,750)	(607,750)
Payment for debt extinguishment premiums	—	(37,630)	(37,630)
Debt issuance costs	—	(1,374)	(1,374)
Excess tax benefits from equity-based compensation	—	15,658	15,658
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Contributions from noncontrolling interest, net	—	250	250
Other financing activities	391	(3,889)	(3,498)
Net intercompany borrowings (payments)	(81,717)	81,717	—
Net cash provided by (used in) financing activities	(81,326)	169,834	88,508
Change in cash and cash equivalents	(81,717)	39,608	(42,109)
Cash and cash equivalents, beginning of period	81,722	122,990	204,712
Cash and cash equivalents, end of period	$5	$162,598	$162,603

16.Subsequent Events

On July 10, 2015, the Company completed the acquisition of Vital Enterprises, Inc., Emergency Medical Transportation, Inc., and Marlboro Hudson Ambulance & Wheelchair Service, Inc. together the “Vital/ Marlboro Entities”, for total purchase consideration of $40.5 million paid in cash.  The Vital/ Marlboro Entities provide ambulance service operations located in the northeastern United States.

On July 30, 2015, the Company entered into an agreement and plan of merger (“Merger Agreement”) with WP Rocket Holdings Inc., the direct parent of Rural/ Metro Corporation (“Rural/ Metro”), and Fortis Advisors LLC, solely in its capacity as the initial holder representative, providing for the acquisition of Rural/ Metro for total purchase consideration of approximately $620 million in cash, subject to adjustments specified in the Merger Agreement. Rural/ Metro provides ambulance and fire protection services in 21 states and approximately 700 communities throughout the United States.

On July 30, 2015 and in connection with the financing of the Rural/ Metro acquisition, Corporation entered into a debt commitment letter with certain lenders. The lenders committed to provide Corporation with debt financing of up to $635 million, consisting of a $635 million term loan facility maturing 7 years from the closing date of the acquisition, the proceeds of which will be available to fund the purchase price under the Merger Agreement and to pay certain fees, commissions and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Quarterly Report on Form 10-Q and in our other filings with the SEC from time to time, including the risks described in Item 1A “Risk Factors” of Part II of this Form 10-Q and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions, including the acquisition of Rural/ Metro Corporation (“Rural/ Metro”); closing of the Rural/ Metro acquisition may not occur or may be delayed; expected synergies and other financial benefits of the acquisition may not be realized; litigation related to the acquisition or limitations or restrictions imposed by regulatory authorities may delay or negatively impact the acquisition; unanticipated restructuring costs may be incurred or undisclosed liabilities assumed from the acquisition; attempts to retain key personnel and customers from Rural/ Metro may not succeed; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems, management continuity planning or information systems; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; and risks related to other factors discussed in this Quarterly Report on Form 10-Q and in the 2014 Form 10-K.

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

Company Overview

We are a leading provider of physician-led, outsourced medical services in the United States with more than 35,000 employees and affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also provides comprehensive care to patients across various settings, many of whom suffer from advanced illnesses and chronic diseases. AMR is a leading provider and manager of community based healthcare transportation services, including emergency “911”, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2015 and 2014. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we would expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received.  During the second quarter of 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash				Percentage of Total
	Collections (Net Revenue)				Volume
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Medicare	26.0%	24.0%	25.5%	24.3%	31.8%	30.2%	31.8%	30.9%
Medicaid	10.1	8.7	9.5	8.5	24.8	23.4	24.5	23.4
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	43.9	47.0	43.7	46.4	29.1	30.3	29.3	29.1
Self-pay	3.6	3.3	3.1	3.3	14.3	16.1	14.4	16.6
Fees	5.2	7.5	6.9	6.9	—	—	—	—
Subsidies	11.2	9.5	11.3	10.6	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 14% to 17% of our total patient volume, but is only 3% to 4% of our total cash collections.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2015, approximately 76% was derived from our hospital contracts for emergency department staffing, 7% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 6% from our post-acute care services, 1% from our radiology/tele-radiology services, 1% from our surgery services, and less than 1% from other hospital management services. Approximately 84% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 16% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

AMR

Approximately 81% of AMR’s net revenue for the six months ended June 30, 2015 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s key measures for transport net revenue include:

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

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014 (“Medicaid Parity”). This resulted in an increase to our net revenue of approximately $14.6 million for the six months ended June 30, 2014. Federal funding for the enhanced Medicaid payments expired on December 31, 2014.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 9.2% and 8.6% of AMR’s operating expenses for the three and six months ended June 30, 2015, respectively, as compared to 12.8% and 12.6% for the corresponding periods in 2014, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). As of June 30, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Three and Six Months ended June 30, 2015 Compared to the Three and Six Months ended June 30, 2014

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 for the Company and our two operating segments.

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

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three and six months ended June 30, 2014 has been presented to conform to the current period presentation.

The following tables set forth a reconciliation of Adjusted EBITDA to net income (loss):

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$1,354,258	100.0%	$1,075,327	100.0%
Compensation and benefits	969,458	71.6	767,007	71.3
Operating expenses	156,129	11.5	120,715	11.2
Insurance expense	38,166	2.8	31,583	2.9
Selling, general and administrative expenses	31,249	2.4	23,594	2.2
Equity-based compensation expense	(1,672)	(0.1)	(1,488)	(0.1)
Transaction costs	(2,073)	(0.2)	(965)	(0.1)
Severance and related costs	(869)	(0.1)	—	—
Interest income from restricted assets	(163)	(0.0)	(246)	(0.0)
Net income (loss) attributable to noncontrolling interest	1,272	0.1	—	—
Adjusted EBITDA	162,761	12.0	135,127	12.6
Equity-based compensation expense	(1,672)	(0.1)	(1,488)	(0.1)
Transaction costs	(2,073)	(0.2)	(965)	(0.1)
Severance and related costs	(869)	(0.1)	—	—
Depreciation and amortization expense	(44,936)	(3.2)	(35,558)	(3.3)
Restructuring charges	—	—	(3,731)	(0.3)
Interest expense, net	(28,094)	(2.1)	(29,002)	(2.7)
Realized gains (losses) on investments	(34)	(0.0)	508	0.0
Other income (expense), net	(40)	(0.0)	(1,964)	(0.2)
Loss on early debt extinguishment	—	—	(66,397)	(6.2)
Income tax benefit (expense)	(32,698)	(2.4)	1,412	0.1
Equity in earnings of unconsolidated subsidiary	71	0.0	66	0.0
Net income (loss) attributable to noncontrolling interest	1,272	0.1	—	—
Net income (loss)	$53,688	4.0%	$(1,992)	(0.2)%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Six Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$2,598,760	100.0%	$2,089,538	100.0%
Compensation and benefits	1,877,115	72.2	1,510,668	72.3
Operating expenses	307,855	11.8	235,350	11.3
Insurance expense	73,692	2.8	62,564	3.0
Selling, general and administrative expenses	57,698	2.3	42,969	2.0
Equity-based compensation expense	(3,025)	(0.1)	(2,550)	(0.1)
Transaction costs	(5,173)	(0.2)	(1,738)	(0.1)
Severance and related costs	(2,563)	(0.1)	—	—
Interest income from restricted assets	(293)	(0.0)	(332)	(0.0)
Net income (loss) attributable to noncontrolling interest	1,827	0.1	(3,300)	(0.2)
Adjusted EBITDA	291,627	11.2	245,907	11.8
Equity-based compensation expense	(3,025)	(0.1)	(2,550)	(0.1)
Transaction costs	(5,173)	(0.2)	(1,738)	(0.1)
Severance and related costs	(2,563)	(0.1)	—	—
Depreciation and amortization expense	(84,817)	(3.3)	(71,990)	(3.5)
Restructuring charges	—	—	(4,540)	(0.2)
Interest expense, net	(54,781)	(2.1)	(59,051)	(2.8)
Realized gains (losses) on investments	(34)	(0.0)	1,114	0.0
Other income (expense), net	(372)	(0.0)	(2,772)	(0.1)
Loss on early debt extinguishment	—	—	(66,397)	(3.2)
Income tax benefit (expense)	(55,214)	(2.1)	(15,263)	(0.7)
Equity in earnings of unconsolidated subsidiary	143	0.0	113	0.0
Net income (loss) attributable to noncontrolling interest	1,827	0.1	(3,300)	(0.2)
Net income (loss)	$87,618	3.4%	$19,533	0.9%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$929,068	100.0%	$690,015	100.0%
Compensation and benefits	741,035	79.8	546,989	79.3
Operating expenses	40,215	4.3	25,689	3.7
Insurance expense	25,793	2.8	18,787	2.7
Selling, general and administrative expenses	18,536	2.0	12,276	1.8
Interest income from restricted assets	(52)	(0.0)	(135)	(0.0)
Equity-based compensation expense	(752)	(0.1)	(670)	(0.1)
Transaction costs	(1,374)	(0.1)	(1,229)	(0.2)
Severance and related costs	(808)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	1,272	0.1	—	—
Adjusted EBITDA	105,203	11.3	88,308	12.8%
Depreciation and amortization expense	(25,558)	(2.7)	(16,638)	(2.4)
Restructuring charges	—	—	(792)	(0.1)
Interest income from restricted assets	(52)	(0.0)	(135)	(0.0)
Equity-based compensation expense	(752)	(0.1)	(670)	(0.1)
Transaction costs	(1,374)	(0.1)	(1,229)	(0.2)
Severance and related costs	(808)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	1,272	0.1	—	—
Income from operations	$77,931	8.4%	$68,844	10.0%

	Six Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$1,754,176	100.0%	$1,334,581	100.0%
Compensation and benefits	1,417,336	80.8	1,072,074	80.3
Operating expenses	78,221	4.5	49,325	3.7
Insurance expense	49,134	2.8	35,754	2.7
Selling, general and administrative expenses	33,292	1.9	23,533	1.8
Interest income from restricted assets	(71)	(0.0)	(110)	(0.0)
Equity-based compensation expense	(1,361)	(0.1)	(1,148)	(0.1)
Transaction costs	(4,468)	(0.3)	(1,537)	(0.1)
Severance and related costs	(2,032)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	1,827	0.1	(3,300)	(0.3)
Adjusted EBITDA	182,298	10.4	159,990	12.0%
Depreciation and amortization expense	(46,087)	(2.6)	(32,919)	(2.5)
Restructuring charges	—	—	(897)	(0.0)
Interest income from restricted assets	(71)	(0.0)	(110)	(0.0)
Equity-based compensation expense	(1,361)	(0.1)	(1,148)	(0.1)
Transaction costs	(4,468)	(0.3)	(1,537)	(0.1)
Severance and related costs	(2,032)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	1,827	0.1	(3,300)	(0.3)
Income from operations	$130,106	7.4%	$120,079	9.0%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$425,190	100.0%	$385,312	100.0%
Compensation and benefits	228,423	53.7	220,018	57.1
Operating expenses	115,914	27.3	95,026	24.7
Insurance expense	12,373	2.9	12,796	3.3
Selling, general and administrative expenses	12,713	3.0	11,318	2.9
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(920)	(0.2)	(818)	(0.2)
Transaction costs	(699)	(0.2)	264	0.1
Severance and related costs	(61)	(0.0)	—	—
Adjusted EBITDA	57,558	13.5	46,819	12.1
Depreciation and amortization expense	(19,378)	(4.5)	(18,920)	(4.9)
Restructuring charges	—	—	(2,939)	(0.8)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(920)	(0.2)	(818)	(0.2)
Transaction costs	(699)	(0.2)	264	0.1
Severance and related costs	(61)	(0.0)	—	—
Income from operations	$36,389	8.6%	$24,295	6.3%

	Six Months Ended June 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$844,584	100.0%	$754,957	100.0%
Compensation and benefits	459,779	54.4	438,594	58.1
Operating expenses	229,634	27.2	186,025	24.6
Insurance expense	24,558	2.9	26,810	3.5
Selling, general and administrative expenses	24,406	2.9	19,436	2.6
Interest income from restricted assets	(222)	(0.0)	(222)	(0.0)
Equity-based compensation expense	(1,664)	(0.2)	(1,402)	(0.2)
Transaction costs	(705)	(0.1)	(201)	(0.0)
Severance and related costs	(531)	(0.0)	—	—
Adjusted EBITDA	109,329	12.9	85,917	11.4
Depreciation and amortization expense	(38,730)	(4.6)	(39,071)	(5.2)
Restructuring charges	—	—	(3,643)	(0.5)
Interest income from restricted assets	(222)	(0.0)	(222)	(0.0)
Equity-based compensation expense	(1,664)	(0.2)	(1,402)	(0.2)
Transaction costs	(705)	(0.1)	(201)	(0.0)
Severance and related costs	(531)	(0.0)	—	—
Income from operations	$67,477	8.0%	$41,378	5.5%

Three months ended June 30, 2015 compared to the Three months ended June 30, 2014

Consolidated

Our results for the three months ended June 30, 2015 reflect an increase in net revenue of $278.9 million and an increase in net income of $55.7 million compared to the three months ended June 30, 2014.  The increase in net income is attributable primarily to the loss on early debt extinguishment of the 2019 Notes in June of 2014 and operational growth.

Net revenue. For the three months ended June 30, 2015, we generated net revenue of $1,354.3 million compared to $1,075.3 million for the three months ended June 30, 2014, representing an increase of 25.9%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended June 30, 2015, Adjusted EBITDA was $162.8 million, or 12.0% of net revenue, compared to $135.1 million, or 12.6% of net revenue, for the three months ended June 30, 2014. The decrease in Adjusted EBITDA as a percentage of net revenue was primarily attributable to the loss in Medicaid Parity revenue in 2015 and lower collection rates from certain anesthesia contracts at EmCare offset by higher volume, ongoing efficiency initiatives, and lower fuel costs at AMR.

Restructuring charges. For the three months ended June 30, 2015, restructuring charges were zero compared to $3.7 million for the three months ended June 30, 2014.

Interest expense, net. For the three months ended June 30, 2015, interest expense was $28.1 million compared to $29.0 million for the three months ended June 30, 2014.  The decrease was due to the redemption of the 2019 Notes on June 18, 2014, partially offset by increased interest on the ABL Facility for the three months ended June 30, 2015.

Other income (expense), net. For the three months ended June 30, 2015, other (income) expense, net was less than $0.1 million of expense compared to $2.0 million of expense for the three months ended June 30, 2014.

Income tax benefit (expense). For the three months ended June 30, 2015, income tax expense was $32.7 million compared to income tax benefit of $1.4 million for the three months ended June 30, 2014.  Our effective tax rate was 37.9% and (40.7)% for the three months ended June 30, 2015 and 2014, respectively.

EmCare

Net revenue. For the three months ended June 30, 2015, EmCare generated net revenue of $929.1 million compared to $690.0 million for the three months ended June 30, 2014, representing an increase of $239.1 million, or 34.6%. The increase was due to an increase in acquisition growth, an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

Net new contracts since June 30, 2014 accounted for a net revenue increase of $62.6 million for the three months ended June 30, 2015, of which $25.7 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015. Approximately 52% of the contracts started in the quarter were with existing EmCare customers, primarily from cross-selling opportunities from the expansion of our hospitalist practices that have been integrated with ED services.

Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $37.4 million, or 6.0%, for the three months ended June 30, 2015. The change was due to a 4.4% increase in same store weighted patient encounters, and a 1.6% increase in revenue per weighted patient, despite a loss of $7.3 million in Medicaid Parity revenue and lower collection rates from certain anesthesia contracts. Revenue from recent acquisitions was $139.1 million during the three months ended June 30, 2015.

Compensation and benefits. For the three months ended June 30, 2015, compensation and benefits costs were $741.0 million, or 79.8% of net revenue, compared to $547.0 million, or 79.3% of net revenue, for the three months ended June 30, 2014. Provider compensation costs increased $133.2 million from net new contract additions and acquisitions and $28.2 million from same store contracts.  Non-provider compensation and total benefits costs increased by $32.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to acquisition growth.

Operating expenses. For the three months ended June 30, 2015, operating expenses were $40.2 million, or 4.3% of net revenue, compared to $25.7 million, or 3.7% of net revenue, for the three months ended June 30, 2014 due primarily from recent acquisitions.

Insurance expense. For the three months ended June 30, 2015, professional liability insurance expense was $25.8 million, or 2.8% of net revenue, compared to $18.8 million, or 2.7% of net revenue, for the three months ended June 30, 2014. We recorded an increase of prior year insurance provisions of $0.6 million during the three months ended June 30, 2015 compared to an increase of $0.9 million for the three months ended June 30, 2014.

Selling, general and administrative. For the three months ended June 30, 2015, selling, general, and administrative expense was $18.5 million, or 2.0% of net revenue, compared to $12.3 million, or 1.8% of net revenue, for the three months ended June 30, 2014.

Depreciation and amortization. For the three months ended June 30, 2015, depreciation and amortization expense was $25.6 million, or 2.7% of net revenue, compared to $16.6 million, or 2.4% of net revenue, for the three months ended June 30, 2014.

AMR

Net revenue. For the three months ended June 30, 2015, AMR generated net revenue of $425.2 million compared to $385.3 million for the three months ended June 30, 2014, representing an increase of $39.9 million, or 10.3%. The increase in net revenue was due primarily to an increase of 7.0%, or $27.0 million, in weighted transport volume and an increase of 3.3%, or $12.9 million, in net revenue per weighted transport. Weighted transports increased 54,400 from the same quarter last year. The change was due to an increase of 10,600 weighted transports from our entry into new markets and recent acquisitions and an increase of 5.9%, or 44,800 weighted transports, in existing markets, offset by a decrease of 1,000 weighted transports from exited markets.

Compensation and benefits. For the three months ended June 30, 2015, compensation and benefits costs were $228.4 million, or 53.7% of net revenue, compared to $220.0 million, or 57.1% of net revenue, for the three months ended June 30, 2014. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 2.3%, or $3.0 million, and ambulance unit hours increased period over period by 5.4%, or $6.9 million. Non-crew compensation decreased $3.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider, offset by increased costs associated with organic growth of our existing business. Total benefits related costs increased $1.8 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Other compensation costs increased $0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Operating expenses. For the three months ended June 30, 2015, operating expenses were $115.9 million, or 27.3% of net revenue, compared to $95.0 million, or 24.7% of net revenue, for the three months ended June 30, 2014.  The change was due primarily to increased costs of $14.2 million primarily due to external provider fees for our AMR billing function and new markets, increased costs of $6.2 million associated with our existing managed transportation business and increased other miscellaneous net operating costs of $0.5 million.

Insurance expense. For the three months ended June 30, 2015, insurance expense was $12.4 million, or 2.9% of net revenue, compared to $12.8 million, or 3.3% of net revenue, for the three months ended June 30, 2014. We recorded an increase of prior year insurance provisions of $0.9 million during the three months ended June 30, 2015 compared to an increase of $1.2 million during the three months ended June 30, 2014.

Selling, general and administrative. For the three months ended June 30, 2015, selling, general, and administrative expense was $12.7 million, or 3.0% of net revenue, compared to $11.3 million, or 2.9% of net revenue, for the three months ended June 30, 2014.

Depreciation and amortization. For the three months ended June 30, 2015, depreciation and amortization expense was $19.4 million, or 4.5% of net revenue, compared to $18.9 million, or 4.9% of net revenue, for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the Six months ended June 30, 2014

Consolidated

Our results for the six months ended June 30, 2015 reflect an increase in net revenue of $509.2 million and an increase in net income of $68.1 million compared to the six months ended June 30, 2014.  The increase in net income is attributable primarily to the loss on early debt extinguishment of the 2019 Notes in June of 2014, operational growth, and the decrease in interest expense from the redemption of the 2019 Notes in June of 2014.

Net revenue. For the six months ended June 30, 2015, we generated net revenue of $2,598.8 million compared to $2,089.5 million for the six months ended June 30, 2014, representing an increase of 24.4%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the six months ended June 30, 2015, Adjusted EBITDA was $291.6 million, or 11.2% of net revenue, compared to $245.9 million, or 11.8% of net revenue, for the six months ended June 30, 2014.

Restructuring charges. For the six months ended June 30, 2015, restructuring charges were zero compared to $4.5 million for the six months ended June 30, 2014.

Interest expense, net. For the six months ended June 30, 2015, interest expense was $54.8 million compared to $59.1 million for the six months ended June 30, 2014.  The decrease was due to the redemption of the 2019 Notes on June 18, 2014, partially offset by increased interest on the ABL Facility for the six months ended June 30, 2015.

Other income (expense), net. For the six months ended June 30, 2015, other (income) expense, net was $0.4 million of expense compared to $2.8 million of expense for the six months ended June 30, 2014.

Income tax benefit (expense). For the six months ended June 30, 2015, income tax expense was $55.2 million compared to income tax expense of $15.3 million for the six months ended June 30, 2014.  Our effective tax rate was 38.7% and 44.0% for the six months ended June 30, 2015 and 2014, respectively.

EmCare

Net revenue. For the six months ended June 30, 2015, EmCare generated net revenue of $1,754.2 million compared to $1,334.6 million for the six months ended June 30, 2014, representing an increase of $419.6 million, or 31.4%. The increase was due to an increase in acquisition growth, an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

Net new contracts since June 30, 2014 accounted for a net revenue increase of $129.0 million for the six months ended June 30, 2015, of which $64.9 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015.

Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $65.5 million, or 5.6%, for the six months ended June 30, 2015. The change was due to a 5.2% increase in same store weighted patient encounters, and a 0.4% increase in revenue per weighted patient, despite a loss of $14.6 million in Medicaid

Parity revenue and lower collection rates from certain anesthesia contracts. Revenue from recent acquisitions was $225.1 million during the six months ended June 30, 2015.

Compensation and benefits. For the six months ended June 30, 2015, compensation and benefits costs were $1,417.3 million, or 80.8% of net revenue, compared to $1,072.1 million, or 80.3% of net revenue, for the six months ended June 30, 2014. Provider compensation costs increased $237.7 million from net new contract additions and acquisitions and $52.1 million from same store contracts.  Non-provider compensation and total benefits costs increased by $55.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to acquisition growth.

Operating expenses. For the six months ended June 30, 2015, operating expenses were $78.2 million, or 4.5% of net revenue, compared to $49.3 million, or 3.7% of net revenue, for the six months ended June 30, 2014 due primarily from recent acquisitions.

Insurance expense. For the six months ended June 30, 2015, professional liability insurance expense was $49.1 million, or 2.8% of net revenue, compared to $35.8 million, or 2.7% of net revenue, for the six months ended June 30, 2014. We recorded an increase of prior year insurance provisions of $2.9 million during the six months ended June 30, 2015 compared to an increase of $2.9 million for the six months ended June 30, 2014.

Selling, general and administrative. For the six months ended June 30, 2015, selling, general, and administrative expense was $33.3 million, or 1.9% of net revenue, compared to $23.5 million, or 1.8% of net revenue, for the six months ended June 30, 2014.

Depreciation and amortization. For the six months ended June 30, 2015, depreciation and amortization expense was $46.1 million, or 2.6% of net revenue, compared to $32.9 million, or 2.5% of net revenue, for the six months ended June 30, 2014.

AMR

Net revenue. For the six months ended June 30, 2015, AMR generated net revenue of $844.6 million compared to $755.0 million for the six months ended June 30, 2014, representing an increase of $89.6 million, or 11.9%. The increase in net revenue was due primarily to an increase of 8.6%, or $64.8 million, in weighted transport volume and an increase of 3.3%, or $24.8 million, in net revenue per weighted transport. Weighted transports increased 130,900 from the same period last year. The change was due to an increase of 30,600 weighted transports from our entry into new markets and recent acquisitions and an increase of 6.8%, or 102,400 weighted transports, in existing markets, offset by a decrease of 2,100 weighted transports from exited markets.

Compensation and benefits. For the six months ended June 30, 2015, compensation and benefits costs were $459.8 million, or 54.4% of net revenue, compared to $438.6 million, or 58.1% of net revenue, for the six months ended June 30, 2014. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 1.9%, or $5.0 million, and ambulance unit hours increased period over period by 6.9%, or $17.2 million. Non-crew compensation decreased $4.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider, offset by increased costs associated with the organic growth of our existing business. Total benefits related costs increased $3.0 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Other compensation costs increased $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Operating expenses. For the six months ended June 30, 2015, operating expenses were $229.6 million, or 27.2% of net revenue, compared to $186.0 million, or 24.6% of net revenue, for the six months ended June 30, 2014.  The change was due primarily to increased costs of $27.7 million primarily due to external provider fees for our AMR billing function and new markets, increased costs of $12.7 million associated with our existing managed transportation business and increased other miscellaneous net operating costs of $3.2 million.

Insurance expense. For the six months ended June 30, 2015, insurance expense was $24.6 million, or 2.9% of net revenue, compared to $26.8 million, or 3.5% of net revenue, for the six months ended June 30, 2014. We recorded an increase of prior year insurance provisions of $1.1 million during the six months ended June 30, 2015 compared to an increase of $4.4 million during the six months ended June 30, 2014.

Selling, general and administrative. For the six months ended June 30, 2015, selling, general, and administrative expense was $24.4 million, or 2.9% of net revenue, compared to $19.4 million, or 2.6% of net revenue, for the six months ended June 30, 2014.

Depreciation and amortization. For the six months ended June 30, 2015, depreciation and amortization expense was $38.7 million, or 4.6% of net revenue, compared to $39.1 million, or 5.2% of net revenue, for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. The Company and its subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, to fund acquisitions, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

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

On February 5, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation to $550 million. The ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of June 30, 2015. The ABL Facility is available to fund working capital and for general corporate purposes, including permitted acquisitions. As of June 30, 2015, we had available borrowing capacity of $211.3 million and $133.7 million of letters of credit issued under the ABL Facility.

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

2022 Notes

On June 18, 2014, Corporation issued $750.0 million in aggregate principal amount of the 2022 Notes, the proceeds of which were used to redeem the then outstanding 2019 Notes and for general corporate purposes.

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

Other

On July 30, 2015 in connection with the financing of the Rural/ Metro acquisition, Corporation entered into a debt commitment letter with certain lenders. The lenders committed to provide Corporation with debt financing of up to $635 million, consisting of a $635 million term loan facility maturing 7 years from the closing date of the Rural/ Metro acquisition, the proceeds of which will be available to fund the purchase price under the Merger Agreement and to pay certain fees, commissions and expenses.

Cash Flow

The table below summarizes cash flow information derived from our consolidated statements of cash flows for the periods indicated, amounts in thousands.

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$160,922	$93,940
Investing activities	(539,186)	(224,557)
Financing activities	231,974	88,508

Operating activities. Net cash provided by operating activities was $160.9 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $93.9 million for the six months ended June 30, 2014. Operating cash flows for the six months ended June 30, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for six months ended June 30, 2014 excluding this item was $103.6 million.  The increase of $67.0 million in net cash provided by operating activities relates primarily to operational growth, lower interest payments in 2015, and increased trade and other accounts receivable cash collections.

Accounts receivable increased $37.8 million and $58.2 million during the six months ended June 30, 2015 and 2014, respectively. Days sales outstanding (“DSO”) decreased two days during the six months ended June 30, 2015.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013
EmCare	76	80	78	77	79	82	82
AMR	67	68	70	66	62	62	63
Company	73	76	75	73	73	74	75

Investing activities. Net cash used in investing activities was $539.2 million for the six months ended June 30, 2015 compared to $224.6 million for the six months ended June 30, 2014. The increase was primarily related to the increase in cash outflow for acquisitions of $299.6 million.

Financing activities. Net cash provided by financing activities was $232.0 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $88.5 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, we borrowed $305.0 million under our ABL Facility to fund recent acquisitions, offset by our partial repayment of $100 million.  Additionally, we received $9.4 million in proceeds from the exercise of stock options.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2015, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.5 million gallons during the periods hedged through December 2016.

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

As of June 30, 2015, we had $2,235.5 million of debt, excluding capital leases, of which $1,280.1 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $18.3 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of June 30, 2015, the fair value of our available-for-sale securities was $24.6 million. Had the market price of such securities been 10% lower as of June 30, 2015, the aggregate fair value of such securities would have been $2.5 million lower.

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

As previously disclosed under “Item 9A-Controls and Procedures” in the Company’s 2014 Form 10-K, in connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company’s internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were not effective as of June 30, 2015 as a result of the previously identified material weakness, which continued to exist as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

Other than the remedial actions described above, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 11 to the accompanying consolidated financial statements included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, other than as set forth below.

Risks Related to Healthcare Regulation

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations.

Our revenue is from the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as “the healthcare reform legislation”, which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The PPACA, among other things, increases the number of individuals with Medicaid and private insurance coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthens enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes did not go into effect until 2014, and many require implementing regulations which have not yet been drafted or have been released only as proposed rules. For example, on May 12, 2014, the OIG issued a proposed rule that  established new civil monetary penalties for certain fraud and abuse violations, including penalties of $10,000 per day for failing to repay overpayments within 60 days of discovery.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post‑acute services for episodes of hospital care. The impact of these projects on us cannot be determined at this time.

Furthermore, the PPACA may adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenues as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown.

Following challenges to the constitutionality of certain provisions of the PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed HHS to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. At least 29 states and the District of Columbia have implemented or are planning to implement the Medicaid expansion. It is uncertain whether the remaining states will implement the expansion at a later date, or whether any participating states will discontinue the expansion. While the PPACA will increase the likelihood that more people in the United States will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, or if we are unable to favorably resolve current regulatory investigations, we could be subject to additional litigation or other governmental actions, which could be harmful to our business.

In the last seven years, we have entered into two settlement agreements with the U.S. Government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti‑Kickback Statute. In May 2011, AMR entered into a settlement agreement with the U.S. Department of Justice (“DOJ”) and a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General of the Department of Health and Human Services (“OIG”) to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

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

In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. On July 1 2013, we divested substantially all of the assets underlying AMR’s service in New York, although the specific CIA compliance program obligations remain in effect for ongoing AMR operations.

In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) seeking certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti‑Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside. The California Attorney General’s Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

We cannot assure you that the CIA or the compliance program we have implemented have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time.  If such allegations are raised, or if we fail to comply with the terms of the CIA, we may be subject to fines and other contractual and regulatory remedies specified in the CIA or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits. Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. If we are unable to reach a resolution of this matter with the federal government, the Company believes it is likely that the federal government will intervene in the cases against the Company and the Company will thus be in active litigation regarding this matter. It is not currently possible to predict the timing of the resolution of this matter or to reasonably estimate a probable loss for this matter. There can be no assurance that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Changes in the rates or methods of third‑party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

We derive a majority of our revenue from direct billings to patients and third‑ party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as “MedPAC”, provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. MedPAC issued a Report to the Congress on Medicare and the Health Care Delivery System in June 2013. In that report, MedPAC recommended reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase‑in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. In 2013, we expected an increase of approximately $3 million from the provisions outlined above, but the sequestration cuts implemented on April 1, 2013 offset the increase resulting in a reduction of approximately $2 million for the full year 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Until very recently,  physician services were reimbursed  under the Physician Fee Schedule. Physician payments under the Physician Fee Schedule were updated on an annual basis according to a Sustainable Growth Rate (“SGR”). Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act of 2015. One of the primary provisions of the Medicare Access and CHIP Reauthorization Act of 2015 removed the SGR methodology from the determination of annual conversion factors in the formula for payment for physicians’ services. It replaced the SGR system with a merit based incentive payment system and other alternative payment models. In light of its recent passage, the Medicare Access and CHIP Reauthorization Act of 2015 is still being reviewed and analyzed. Additionally, the legislation provides for the development of regulations, which have not yet been drafted.

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112‑25) (the “Budget Control Act”) was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the “Joint Committee”) was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government‑wide, to reduce federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of the cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013, and cuts are scheduled annually through 2021. A subsequent round of budget sequestration cuts took effect in January 2014; further reducing Medicare provider reimbursements by another 2% for 2014. The Continuing Appropriations Resolution 2014 (Public Law 113‑67), enacted December 26, 2013, extends the annual budget sequestration cuts to Medicare provider payments for an additional two years through 2023.

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

Risks Related to our Business

We have made and may continue to make acquisitions, such as the proposed acquisition of Rural/ Metro, which could divert the attention of management and which may not be integrated successfully into our existing business.

We have pursued, and may continue to pursue, acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. In 2014, we acquired four companies for total consideration of more than $207 million. In the first two months of 2015, we acquired three companies for total cash consideration of approximately $503 million. On July 30, 2015, we entered into the Merger Agreement to acquire Rural/Metro for total consideration of approximately $620 million. We have evaluated, and expect to continue to evaluate, possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business, such as Rural/Metro, into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-

compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

In addition, the pending acquisition of Rural/ Metro is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the acquisition or that could cause the abandonment of the acquisition. Any delay in closing or a failure to close the Rural/ Metro acquisition could have a negative impact on our business and the trading prices of our securities, including shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

August 3, 2015	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

4.1*	Third Supplemental Indenture, dated as of May 4, 2015, among Envision Healthcare Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association.

31.1*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 3, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report