Form 10-Q
period 2015-09-30
Envision Healthcare Holdings, Inc.
filed 2015-11-03
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, the registrant had 186,730,276 shares of common stock, par value $0.01 per share, outstanding.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE HOLDINGS, INC.

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “the “Company,” “we,” “our,” or “us” refers to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries and any reference to “Corporation” refers to Envision Healthcare Corporation, an indirect wholly-owned subsidiary of the Company.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,890	$318,895
Insurance collateral	27,808	32,828
Trade and other accounts receivable, net	1,133,615	950,115
Parts and supplies inventory	25,220	24,484
Prepaids and other current assets	57,084	36,917
Total current assets	1,373,617	1,363,239
Non-current assets:
Property, plant and equipment, net	231,873	211,276
Intangible assets, net	783,766	524,482
Insurance collateral	9,455	10,568
Goodwill	2,808,187	2,538,633
Other long-term assets	90,042	55,555
Total assets	$5,296,940	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$68,625	$47,584
Accrued liabilities	498,243	412,657
Current deferred tax liabilities	108,031	104,278
Current portion of long-term debt and capital lease obligations	12,374	12,349
Total current liabilities	687,273	576,868
Long-term debt and capital lease obligations	2,226,210	2,025,877
Long-term deferred tax liabilities	193,535	130,963
Insurance reserves	222,387	180,639
Other long-term liabilities	23,351	20,365
Total liabilities	3,352,756	2,934,712
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 186,337,930 and 183,679,113 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	1,863	1,837
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014)	—	—
Additional paid-in capital	1,667,325	1,616,747
Retained earnings	246,876	143,849
Accumulated other comprehensive income (loss)	(1,915)	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,914,149	1,760,577
Noncontrolling interest	30,035	8,464
Total equity	1,944,184	1,769,041
Total liabilities and equity	$5,296,940	$4,703,753

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net of contractual discounts	$2,478,177	$1,989,957	$7,147,906	$5,802,153
Provision for uncompensated care	(1,110,807)	(839,628)	(3,181,776)	(2,562,286)
Net revenue	1,367,370	1,150,329	3,966,130	3,239,867
Compensation and benefits	997,213	819,353	2,874,328	2,330,021
Operating expenses	165,099	129,535	472,954	364,885
Insurance expense	41,091	27,527	114,783	90,091
Selling, general and administrative expenses	29,463	22,851	87,161	65,820
Depreciation and amortization expense	44,547	36,796	129,364	108,786
Restructuring and other charges	30,000	366	30,000	4,906
Income from operations	59,957	113,901	257,540	275,358
Interest income from restricted assets	149	175	442	507
Interest expense, net	(27,579)	(25,742)	(82,360)	(84,793)
Realized gains (losses) on investments	—	(466)	(34)	648
Other income (expense), net	(221)	(660)	(593)	(3,432)
Loss on early debt extinguishment	—	—	—	(66,397)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	32,306	87,208	174,995	121,891
Income tax benefit (expense)	(13,795)	(34,437)	(69,009)	(49,700)
Income (loss) before equity in earnings of unconsolidated subsidiary	18,511	52,771	105,986	72,191
Equity in earnings of unconsolidated subsidiary	59	72	202	185
Net income (loss)	18,570	52,843	106,188	72,376
Less: Net (income) loss attributable to noncontrolling interest	(1,334)	(67)	(3,161)	3,233
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$17,236	$52,776	$103,027	$75,609
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:			.
Basic	$0.09	$0.29	$0.56	$0.42
Diluted	$0.09	$0.28	$0.54	$0.40

Weighted-average common shares outstanding:
Basic	185,969,475	182,564,837	185,214,021	181,502,232
Diluted	191,769,107	190,184,323	191,373,606	189,707,609

Comprehensive income (loss):
Net income (loss)	$18,570	$52,843	$106,188	$72,376
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(378)	(310)	(480)	(1,012)
Unrealized gains (losses) on derivative financial instruments	(348)	(74)	421	240
Total other comprehensive income (loss), net of tax	(726)	(384)	(59)	(772)
Comprehensive income (loss)	17,844	52,459	106,129	71,604
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,334)	(67)	(3,161)	3,233
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$16,510	$52,392	$102,968	$74,837

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$106,188	$72,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	135,716	116,133
(Gain) loss on disposal of property, plant and equipment	250	(2,094)
Equity-based compensation expense	4,786	3,612
Excess tax benefits from equity-based compensation	(34,051)	(38,520)
Loss on early debt extinguishment	—	66,397
Equity in earnings of unconsolidated subsidiary	(202)	(185)
Dividends received	370	430
Deferred income taxes	3,503	1,456
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(83,065)	(92,537)
Parts and supplies inventory	(485)	(574)
Prepaids and other current assets	(3,548)	(10,959)
Accounts payable and accrued liabilities	67,740	85,008
Insurance reserves	(2,257)	(6,539)
Net cash provided by (used in) operating activities	194,945	194,004
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,507)	(52,654)
Sales and maturities of available-for-sale securities	9,409	40,425
Purchases of property, plant and equipment	(65,687)	(55,659)
Proceeds from sale of property, plant and equipment	377	2,299
Acquisition of businesses, net of cash received	(568,570)	(199,261)
Net change in insurance collateral	(1,250)	2,021
Other investing activities	(1,226)	(1,774)
Net cash provided by (used in) investing activities	(629,454)	(264,603)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	365,000	50,000
Proceeds from issuance of senior notes	—	740,625
Repayments of the Term Loan	(10,029)	(6,686)
Repayments of the ABL Facility	(155,000)	(50,000)
Repayments of senior notes	—	(607,750)
Payment for debt extinguishment premiums	—	(37,630)
Debt issuance costs	(27)	(2,221)
Proceeds from stock options exercised	11,767	7,405
Excess tax benefits from equity-based compensation	34,051	38,520
Shares repurchased for tax withholdings	—	(14,430)
Contributions from (distributions to) noncontrolling interest, net	100	250
Other financing activities	(358)	(5,026)
Net cash provided by (used in) financing activities	245,504	113,057
Change in cash and cash equivalents	(189,005)	42,458
Cash and cash equivalents, beginning of period	318,895	204,712
Cash and cash equivalents, end of period	$129,890	$247,170

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

Insurance collateral also includes a receivable from insurers of $0.5 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2014 was equal to approximately 86% and 82% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Gross trade accounts receivable	$5,818,544	$4,978,738
Allowance for contractual discounts	(3,037,462)	(2,800,852)
Allowance for uncompensated care	(1,647,742)	(1,227,799)
Trade accounts receivable, net	1,133,340	950,087
Other receivables, net	275	28
Trade and other accounts receivable, net	$1,133,615	$950,115

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

The Company’s most recent actuarial valuation was completed in September 2015. As a result of this and previous actuarial valuations, the Company recorded increases in its provision for insurance liabilities of $5.1 million and $9.1 million for the three and nine months ended September 30, 2015, respectively, as compared to a decrease of $0.7 million and an increase of $6.6 million for the three and nine months ended September 30, 2014, respectively, related to reserves for losses in prior years.

Public Offerings

On each of February 5, 2014 and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of common stock, and an additional 4,125,000 shares of common stock, upon the underwriters’ exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including investment funds sponsored by, or affiliated with Clayton, Dubilier & Rice, LLC (“CD&R Affiliates”), to the underwriters at $30.50 per share and $34.00 per share, respectively, less an underwriting discount. On September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of common stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriter at $34.97 per share. Additionally, on March 5, 2015, the Company registered the offering and sale of 50,857,145 shares of common stock by CD&R Affiliates, which constituted the remaining shares beneficially owned by them, to the underwriter at $36.25 per share, less an underwriting discount.

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

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value as of September 30, 2015 and December 31, 2014. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the nine months ended September 30, 2015 and 2014, the Company derived approximately 35% and 33%, respectively, of its revenue from Medicare and Medicaid, 62% and 64%, respectively, from insurance providers and contracted payors, and 3% and 3%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of September 30, 2015 and December 31, 2014 was approximately $744.4 million, with a carrying amount of $750.0 million.

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

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include derivatives and corporate bonds.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 4.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$19,170	$5,106	$—	$24,276
Liabilities:
Contingent consideration	—	—	4,095	4,095
Fuel hedge	—	2,253	—	2,253

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$30,243	$—	$—	$30,243
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,433	—	1,433
Interest rate swap	—	1,493	—	1,493

The contingent consideration balance classified as a Level 3 liability has increased $2.1 million since December 31, 2014 as a result of acquisitions completed during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company had transfers of $5.1 million out of Level 1 and into Level 2 due to limited quoted market prices at the measurement date for certain available-for-sale securities.  During the nine months ended September 30 2014, the Company had no transfers between Level 1 and Level 2 fair value measurements.

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

Home health service revenue under the Medicare prospective payment system is based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) a low utilization payment adjustment if the number of visits was fewer than five; (b) a partial payment if the patient transferred to another provider or the Company received a patient from another provider before completing the episode; (c) an outlier payment if the patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (d) a payment adjustment based upon the level of therapy services required; (e) acceleration if an episode concludes satisfactorily before the end of the 60-day episode period.  Adjustments are made to reflect differences between estimated and actual payment amounts, the inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk.  These adjustments are estimated based on historical experience and are recorded in the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable.

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

The Company has historically reported Medicare and Medicaid managed care in the line “Commercial insurance and managed care”. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation. Net revenue for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$411,001	$310,412	$1,193,665	$861,152
Medicaid	155,955	119,991	454,050	286,432
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	708,149	641,840	2,092,339	1,894,590
Self-pay	943,314	728,598	2,671,969	2,205,326
Sub-total	2,218,419	1,800,841	6,412,023	5,247,500
Subsidies and fees	259,758	189,116	735,883	554,653
Revenue, net of contractual discounts	2,478,177	1,989,957	7,147,906	5,802,153
Provision for uncompensated care	(1,110,807)	(839,628)	(3,181,776)	(2,562,286)
Net revenue	$1,367,370	$1,150,329	$3,966,130	$3,239,867

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate decreased the contractual discount and uncompensated care provisions (and correspondingly increased net revenue) by approximately $4.2 million and $11.6 million for the three and nine months ended September 30, 2015, respectively, and by approximately $1.1 million for the three months ended September 30, 2014 and increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $2.7 million for the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$17,236	$52,776	$103,027	$75,609

Weighted-average common shares outstanding — common stock:
Basic	185,969,475	182,564,837	185,214,021	181,502,232
Dilutive impact of stock awards outstanding	5,799,632	7,619,486	6,159,585	8,205,377
Diluted	191,769,107	190,184,323	191,373,606	189,707,609

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.09	$0.29	$0.56	$0.42
Diluted	$0.09	$0.28	$0.54	$0.40

For the three and nine months ended September 30, 2015, there were stock awards to acquire 57,087 shares and 63,654 shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. For the three and nine months ended September 30, 2014, there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

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

During the nine months ended September 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $49.2 million, an increase in the long-term deferred tax liabilities of $19.0 million, an increase in accrued liabilities of $10.1 million to record the fully funded retirement plan with a corresponding increase in prepaid and other current assets, and other adjustments to opening balances for assets and liabilities.

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

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,548
Prepaid and other current assets	1,245
Property, plant and equipment	2,739
Acquired intangible assets	53,270
Goodwill	76,253
Other long-term assets	5,920
Accounts payable	(1,784)
Accrued liabilities	(5,493)
Long-term deferred tax liabilities	(16,651)
Insurance reserves	(13,639)
Other long-term liabilities	(1,132)
Total purchase price	$124,338

During the nine months ended September 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $8.4 million, an increase in the long-term deferred tax liabilities of $6.2 million, and other adjustments to opening balances for assets and liabilities.

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

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare.  Of the goodwill recorded, $98.1 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations (in thousands):

Cash and cash equivalents	$7,388
Accounts receivable	52,828
Prepaid and other current assets	4,848
Property, plant, and equipment	2,276
Acquired intangible assets	147,300
Goodwill	107,650
Other long-term assets	22,327
Accounts payable	(12,863)
Accrued liabilities	(33,597)
Long-term deferred tax liabilities	(4,091)
Insurance reserves	(22,300)
Total purchase price	$271,766

During the nine months ended September 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $52.3 million, an increase in long-term deferred liabilities of $0.6 million and other adjustments to opening balances for assets and liabilities.

The Company has accounted for the acquisitions of SEA, VISTA, and EMA using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the three and nine months ended September 30, 2015 include net revenue of $120.2 million and $288.3 million for SEA, VISTA, and EMA, respectively.

Other 2015 Acquisitions.

On February 23, 2015 the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million, subject to a working capital adjustment of $0.7 million, paid in cash.

On July 10, 2015, the Company completed the acquisition of Vital Enterprises, Inc., Emergency Medical Transportation, Inc., and Marlboro Hudson Ambulance & Wheelchair Service, Inc. (together the “Vital/ Marlboro Entities”), providers of ambulance service operations located in the northeastern United States for total purchase consideration of $42.5 million, subject to working capital adjustments, paid in cash. The goodwill recognized in connection with the Vital/ Marlboro Entities is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of Vital/ Marlboro Entities into the existing operations of AMR.  Of the goodwill recorded, $8.5 million is tax deductible.

On September 30, 2015, the Company completed the acquisition of Northwest Tucson Emergency Physicians (“NTEP”), an emergency physician group serving the greater Tucson market, with 27 physicians and five mid-level providers for total purchase consideration of $25.0 million, subject to working capital adjustments, paid in cash, including an estimate of $2.0 million of additional payments to be made in future periods as contingent consideration.  The goodwill recognized in connection with the NTEP acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of NTEP into the existing operations of EmCare.  Of the goodwill recorded, none is tax deductible.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.  The total purchase price for these acquisitions was allocated to goodwill of $23.3 million, other acquired intangible assets of $47.1 million, net assets of $3.4 million and long-term deferred tax liabilities of $6.3 million.  These allocations are subject to adjustment based upon the completion of purchase price allocations.

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

During the nine months ended September 30, 2015, the Company made a purchase price allocation adjustment that increased goodwill by $1.2 million with a corresponding increase to accrued liabilities to record an adjustment to accrued wages and benefits.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the nine months ended September 30, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $1.3 million. The total purchase price for these acquisitions was allocated to goodwill of $9.5 million, $4.9 million of which is tax deductible goodwill, other acquired intangible assets of $28.7 million, net current assets of $3.5 million and long-term deferred tax liabilities of $3.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net revenue	$1,367,370	$1,256,723	$4,023,161	$3,604,603
Net income (loss)	18,570	54,604	107,972	80,690

5.Insurance Collateral

Insurance collateral consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Available-for-sale securities:
U.S. Treasuries	$1,196	$1,191
Corporate bonds/ Fixed income	13,160	15,397
Corporate equity	9,920	13,655
Total available-for-sale securities	24,276	30,243
Insurance receivable	501	1,470
Cash deposits and other	12,486	11,683
Total insurance collateral	$37,263	$43,396

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,193	$8	$(5)	$1,196
Corporate bonds/ Fixed income	13,107	55	(2)	13,160
Corporate equity	10,881	—	(961)	9,920
Total available-for-sale securities	$25,181	$63	$(968)	$24,276

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,182	$12	$(3)	$1,191
Corporate bonds/ Fixed income	15,339	59	(1)	15,397
Corporate equity	13,885	27	(257)	13,655
Total available-for-sale securities	$30,406	$98	$(261)	$30,243

As of September 30, 2015, available-for-sale securities included U.S. Treasuries and corporate bonds/ fixed income securities of $5.1 million with contractual maturities within one year and $9.3 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015		December 31, 2014
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$—	$—
12 months or more	129	(5)	130	(3)
Corporate bonds/ Fixed income:
Less than 12 months	1,965	—	1,312	(1)
12 months or more	1,752	(2)	251	—
Corporate equity:
Less than 12 months	9,920	(961)	11,160	(257)
12 months or more	—	—	—	—
Total	$13,766	$(968)	$12,853	$(261)

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

The Company realized net losses of less than $0.1 million on the sale and maturities of available-for-sale securities for the three and nine months ended September 30, 2015, and net losses of $0.5 million and net gains of $0.6 million on the sale and maturities of available-for-sale securities for the three and nine months ended September 30, 2014, respectively.

6.Accrued Liabilities

Accrued liabilities were as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Accrued wages and benefits	$248,104	$190,220
Accrued paid time-off	36,375	27,156
Current portion of self-insurance reserve	76,416	74,212
Accrued severance and related costs	5,437	8,376
Current portion of compliance and legal	37,212	3,407
Accrued billing and collection fees	1,304	3,823
Accrued incentive compensation	31,742	32,324
Accrued interest	11,199	22,324
Other	50,454	50,815
Total accrued liabilities	$498,243	$412,657

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

On December 30, 2013, Corporation redeemed $332.5 million in aggregate principal amount of the 2019 Notes, of which $5.2 million was held by the Company’s captive insurance subsidiary,  at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the partial redemption of the 2019 Notes.

On June 18, 2014, Corporation redeemed the remaining $617.5 million in aggregate principal amount of the 2019 Notes, of which $9.8 million was held by the Company’s captive insurance subsidiary, at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the year ended December 31, 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the unsecured senior notes due 2022, and unamortized debt issuance costs from the redemption of the 2019 Notes.

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

If the effective yield applicable to any new incremental term loans issued under the Term Loan Facility (the “Incremental Term Loans”) exceeds the effective yield on the term loans outstanding prior to the incremental borrowing (the “Initial Term Loans”) by more than 50 basis points, giving effect to original issue discount, if any, the interest rate on the Initial Term Loans will increase to within 50 basis points of the interest rate on the Incremental Term Loans.

The credit agreement governing the Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain junior debt

(including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to customary exceptions.

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

As of September 30, 2015, letters of credit outstanding, which impact the available credit under the ABL Facility were $134.1 million and the maximum amount available under the ABL Facility was $205.9 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

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

Debt and capital lease obligations consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loan due 2018 (4.00% as of September 30, 2015 and December 30, 2014)	1,279,546	1,289,575
Discount on senior secured term loan	(2,572)	(3,317)
ABL Facility	210,000	—
Notes due at various dates from 2015 to 2022 with interest rates from 6% to 10%	443	482
Capital lease obligations due at various dates from 2015 to 2018	1,167	1,486
Total	2,238,584	2,038,226
Less current portion	(12,374)	(12,349)
Total long-term debt and capital lease obligations	$2,226,210	$2,025,877

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

At September 30, 2015, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.1 million gallons, which represents approximately 18% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount $2.3 million and $1.4 million, respectively, as of September 30, 2015 and December 31, 2014, respectively. Over the next 12 months, the Company expects to reclassify

$1.1 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and net receipts of $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

In October 2011, the Company entered into interest rate swap agreements which matured on August 31, 2015. The swap agreements were with major financial institutions and effectively converted a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%).  There will be no further periodic settlements with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $1.5 million as of December 31, 2014. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for each of the three months ended September 30, 2015 and 2014, respectively, and $1.5 million for each of the nine months ended September 30, 2015 and 2014, respectively.

9.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of September 30, 2015 and December 31, 2014 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Total
Balance as of January 1, 2014	$420	$(1,958)	$699	$(839)
Other comprehensive income (loss) before reclassifications	(1,130)	(216)	(491)	(1,837)
Amounts reclassified from accumulated other comprehensive income (loss)	(187)	1,239	(232)	820
Net current-period other comprehensive income (loss)	(1,317)	1,023	(723)	(1,017)
Balance as of December 31, 2014	(897)	(935)	(24)	(1,856)
Other comprehensive income (loss) before reclassifications	(964)	(20)	(501)	(1,485)
Amounts reclassified from accumulated other comprehensive income (loss)	450	955	21	1,426
Net current-period other comprehensive income (loss)	(514)	935	(480)	(59)
Balance as of September 30, 2015	$(1,411)	$—	$(504)	$(1,915)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2015	2014	2015	2014	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(294)	$86	$(709)	$362	Operating expenses
Interest rate swap	(513)	(496)	(1,506)	(1,489)	Interest expense, net
	(807)	(410)	(2,215)	(1,127)	Total before tax
	282	153	810	424	Tax benefit (expense)
	$(525)	$(257)	$(1,405)	$(703)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$—	$(466)	$(34)	$648	Realized gains (losses) on investments
	—	(466)	(34)	648	Total before tax
	—	176	13	(244)	Tax benefit (expense)
	$—	$(290)	$(21)	$404	Net of tax

10.Equity Based Compensation

Upon completion of the Company’s initial public offering in August 2013, the then-existing stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of September 30, 2015, a total of 16,406,238 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of September 30, 2015, no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Awards previously granted under the Stock Compensation Plan were unaffected by the termination of the Stock Compensation Plan; however no future grants will be made under the Stock Compensation Plan.

A compensation charge of $1.8 million and $1.1 million was recorded for the three months ended September 30, 2015 and 2014, respectively, and $4.8 million and $3.6 million was recorded for the nine months ended September 30, 2015 and 2014, respectively.

11.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $13.7 million and $11.3 million for the three months ended September 30, 2015 and 2014, respectively, and $40.4 million and $34.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Letters of Credit

As of September 30, 2015 and December 31, 2014, the Company had $134.1 million and $112.3 million, respectively, in outstanding letters of credit.

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

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. While it denied certification of the rest period claims in the consolidated Karapetian/ Aguilar case, the Court certified classes on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees. On

October 13, 2015, the Court decertified all classes in the Karapetian/ Aguilar case. In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel has indicated that they intend to dismiss that claim as AMR’s policy complies with a recent Court of Appeals decision. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed; while the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company has recorded a reserve of $30.0 million for the three months ended September 30, 2015, based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.  The reserve has been included in restructuring and other charges in the Company’s statements of operations for the three and nine months ended September 30, 2015.

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

Registration Rights Agreement

In connection with the closing of the Merger, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates, which granted the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company’s common stock. Upon the CD&R Affiliates’ disposition of the remaining shares of the Company’s common stock beneficially owned by them in a registered secondary offering, on March 11, 2015 the Registration Rights Agreement terminated pursuant to its terms.

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

The following table summarizes the AHAH-Evolution JV assets and liabilities as of September 30, 2015, which are included in the Company’s consolidated financial statements (in thousands):

September 30,
2015
Current assets	$30,669
Current liabilities	8,673

During the nine months ended September 30, 2015, cash contributions of $0.1 million were made to AHAH-Evolution JV by each of the parties for working capital requirements.

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

The following table summarizes the UHS-EmCare JV assets and liabilities as of September 30, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	September 30,	December 31,
	2015	2014
Current assets	$31,690	$21,427
Current liabilities	11,978	6,748

During the nine months ended September 30, 2015 and 2014, cash contributions of zero and $0.3 million, respectively, were made to UHS-EmCare JV by each of the parties for working capital requirements.

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of September 30, 2015 and December 31, 2014, which are included in the Company’s consolidated financial statements (in thousands):

	September 30,	December 31,
	2015	2014
Current assets	$180,641	$155,041
Current liabilities	54,401	31,163

During the nine months ended September 30, 2015 and 2014, there were no cash contributions made to HCA-EmCare JV by either of the parties for working capital requirements.

14.Segment Information

The Company is organized around two separately managed business units: facility-based and post-acute care physician services and healthcare transportation services, which have been identified as reportable operating segments. The facility-based and post-acute care physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, tele-radiology and surgery services. It also offers physician-led care management solutions outside the hospital. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (the “CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring and other charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three and nine months ended September 30, 2014 has been presented to conform to the current period presentation.

The Company’s operating segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Facility-Based and Post-Acute Care Physician Services
Net revenue	$933,941	$748,080	$2,688,117	$2,082,661
Income from operations	28,858	81,246	158,964	201,325
Adjusted EBITDA	86,367	100,889	268,665	260,879
Healthcare Transportation Services
Net revenue	$433,429	$402,249	$1,278,013	$1,157,206
Income from operations	31,099	32,655	98,576	74,033
Adjusted EBITDA	56,111	52,839	165,440	138,756
Segment Totals
Net revenue	$1,367,370	$1,150,329	$3,966,130	$3,239,867
Income from operations	59,957	113,901	257,540	275,358
Adjusted EBITDA	142,478	153,728	434,105	399,635

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$18,570	$52,843	$106,188	$72,376
Add-back of non-operating expense (income):
Interest expense, net	27,579	25,742	82,360	84,793
Income tax expense (benefit)	13,795	34,437	69,009	49,700
Loss on early debt extinguishment	—	—	—	66,397
Realized losses (gains) on investments	—	466	34	(648)
Interest income from restricted assets	(149)	(175)	(442)	(507)
Equity in earnings of unconsolidated subsidiary	(59)	(72)	(202)	(185)
Other expense (income), net	221	660	593	3,432
Income from operations — segment totals	59,957	113,901	257,540	275,358

Add-back of operating expense (income):
Depreciation and amortization expense	44,547	36,796	129,364	108,786
Restructuring and other charges	30,000	366	30,000	4,906
Severance and related costs	863	—	3,426	—
Net (income) loss attributable to noncontrolling interest	(1,334)	(67)	(3,161)	3,233
Interest income from restricted assets	149	175	442	507
Equity-based compensation expense	1,761	1,062	4,786	3,612
Transaction costs	6,535	1,495	11,708	3,233
Adjusted EBITDA	$142,478	$153,728	$434,105	$399,635

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

Consolidating Balance Sheet

As of September 30, 2015

(in thousands, unaudited)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$129,885	$—	$129,890
Insurance collateral	—	27,808	—	27,808
Trade and other accounts receivable, net	—	1,133,615	—	1,133,615
Parts and supplies inventory	—	25,220	—	25,220
Prepaids and other current assets	5,019	57,084	(5,019)	57,084
Total current assets	5,024	1,373,612	(5,019)	1,373,617
Property, plant, and equipment, net	—	231,873	—	231,873
Intangible assets, net	—	783,766	—	783,766
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	9,455	—	9,455
Goodwill	—	2,808,187	—	2,808,187
Other long-term assets	—	90,042	—	90,042
Investment in wholly owned subsidiary	1,909,983	—	(1,909,983)	—
Total assets	$1,915,152	$5,296,935	$(1,915,147)	$5,296,940
Liabilities and Equity
Current liabilities:
Accounts payable	$1,003	$67,622	$—	$68,625
Accrued liabilities	—	501,893	(3,650)	498,243
Current deferred tax liabilities	—	109,400	(1,369)	108,031
Current portion of long-term debt and capital lease obligations	—	12,374	—	12,374
Total current liabilities	1,003	691,289	(5,019)	687,273
Long-term debt and capital lease obligations	—	2,226,210	—	2,226,210
Long-term deferred tax liabilities	—	193,680	(145)	193,535
Insurance reserves	—	222,387	—	222,387
Other long-term liabilities	—	23,351	—	23,351
Total liabilities	1,003	3,356,917	(5,164)	3,352,756
Equity:
Common stock	1,863	—	—	1,863
Preferred stock	—	—	—	—
Additional paid-in capital	1,667,325	1,594,511	(1,594,511)	1,667,325
Retained earnings	246,876	317,387	(317,387)	246,876
Accumulated other comprehensive income (loss)	(1,915)	(1,915)	1,915	(1,915)
Total Envision Healthcare Holdings, Inc. equity	1,914,149	1,909,983	(1,909,983)	1,914,149
Noncontrolling interest	—	30,035	—	30,035
Total equity	1,914,149	1,940,018	(1,909,983)	1,944,184
Total liabilities and equity	$1,915,152	$5,296,935	$(1,915,147)	$5,296,940

Consolidating Balance Sheet

As of December 31, 2014

(in thousands)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$318,890	$—	$318,895
Insurance collateral	—	32,828	—	32,828
Trade and other accounts receivable, net	—	950,115	—	950,115
Parts and supplies inventory	—	24,484	—	24,484
Prepaids and other current assets	5,019	36,917	(5,019)	36,917
Total current assets	5,024	1,363,234	(5,019)	1,363,239
Property, plant, and equipment, net	—	211,276	—	211,276
Intangible assets, net	—	524,482	—	524,482
Long-term deferred tax assets	145	—	(145)	—
Insurance collateral	—	10,568	—	10,568
Goodwill	—	2,538,633	—	2,538,633
Other long-term assets	—	55,555	—	55,555
Investment in wholly owned subsidiary	1,756,407	—	(1,756,407)	—
Total assets	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$46,585	$—	$47,584
Accrued liabilities	—	416,307	(3,650)	412,657
Current deferred tax liabilities	—	105,647	(1,369)	104,278
Current portion of long-term debt and capital lease obligations	—	12,349	—	12,349
Total current liabilities	999	580,888	(5,019)	576,868
Long-term debt and capital lease obligations	—	2,025,877	—	2,025,877
Long-term deferred tax liabilities	—	131,108	(145)	130,963
Insurance reserves	—	180,639	—	180,639
Other long-term liabilities	—	20,365	—	20,365
Total liabilities	999	2,938,877	(5,164)	2,934,712
Equity:
Common stock	1,837	—	—	1,837
Preferred stock	—	—	—	—
Additional paid-in capital	1,616,747	1,544,222	(1,544,222)	1,616,747
Retained earnings	143,849	214,041	(214,041)	143,849
Accumulated other comprehensive income (loss)	(1,856)	(1,856)	1,856	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,760,577	1,756,407	(1,756,407)	1,760,577
Noncontrolling interest	—	8,464	—	8,464
Total equity	1,760,577	1,764,871	(1,756,407)	1,769,041
Total liabilities and equity	$1,761,576	$4,703,748	$(1,761,571)	$4,703,753

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended September 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,367,370	$—	$1,367,370
Compensation and benefits	—	997,213	—	997,213
Operating expenses	—	165,099	—	165,099
Insurance expense	—	41,091	—	41,091
Selling, general and administrative expenses	—	29,463	—	29,463
Depreciation and amortization expense	—	44,547	—	44,547
Restructuring and other charges	—	30,000	—	30,000
Income (loss) from operations	—	59,957	—	59,957
Interest income from restricted assets	—	149	—	149
Interest expense, net	—	(27,579)	—	(27,579)
Realized gains (losses) on investments	—	—	—	—
Other income (expense), net	(154)	(67)	—	(221)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(154)	32,460	—	32,306
Income tax benefit (expense)	63	(13,858)	—	(13,795)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(91)	18,602	—	18,511
Equity in net income (loss) of subsidiary	17,327	—	(17,327)	—
Equity in earnings of unconsolidated subsidiary	—	59	—	59
Net income (loss)	17,236	18,661	(17,327)	18,570
Less: Net (income) loss attributable to noncontrolling interest	—	(1,334)	—	(1,334)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$17,236	$17,327	$(17,327)	$17,236

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended September 30, 2014
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,150,329	$—	$1,150,329
Compensation and benefits	—	819,353	—	819,353
Operating expenses	—	129,535	—	129,535
Insurance expense	—	27,527	—	27,527
Selling, general and administrative expenses	—	22,851	—	22,851
Depreciation and amortization expense	—	36,796	—	36,796
Restructuring charges	—	366	—	366
Income from operations	—	113,901	—	113,901
Interest income from restricted assets	—	175	—	175
Interest expense, net	—	(25,742)	—	(25,742)
Realized gains (losses) on investments	—	(466)	—	(466)
Other income (expense), net	(1,433)	773	—	(660)
Loss on early debt extinguishment	—	—	—	—
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(1,433)	88,641	—	87,208
Income tax benefit (expense)	697	(35,134)	—	(34,437)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(736)	53,507	—	52,771
Equity in net income (loss) of subsidiary	53,512	—	(53,512)	—
Equity in earnings of unconsolidated subsidiary	—	72	—	72
Net income (loss)	52,776	53,579	(53,512)	52,843
Less: Net (income) loss attributable to noncontrolling interest	—	(67)	—	(67)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,776	$53,512	$(53,512)	$52,776

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Nine Months Ended September 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$3,966,130	$—	$3,966,130
Compensation and benefits	—	2,874,328	—	2,874,328
Operating expenses	—	472,954	—	472,954
Insurance expense	—	114,783	—	114,783
Selling, general and administrative expenses	—	87,161	—	87,161
Depreciation and amortization expense	—	129,364	—	129,364
Restructuring charges	—	30,000	—	30,000
Income from operations	—	257,540	—	257,540
Interest income from restricted assets	—	442	—	442
Interest expense, net	—	(82,360)	—	(82,360)
Realized gains (losses) on investments	—	(34)	—	(34)
Other income (expense), net	(526)	(67)	—	(593)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(526)	175,521	—	174,995
Income tax benefit (expense)	207	(69,216)	—	(69,009)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(319)	106,305	—	105,986
Equity in net income (loss) of subsidiary	103,346	—	(103,346)	—
Equity in earnings of unconsolidated subsidiary	—	202	—	202
Net income (loss)	103,027	106,507	(103,346)	106,188
Less: Net (income) loss attributable to noncontrolling interest	—	(3,161)	—	(3,161)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$103,027	$103,346	$(103,346)	$103,027

Condensed Consolidating Statement of Operations

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

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(315)	$195,260	$194,945
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,507)	(2,507)
Sales and maturities of available-for-sale securities	—	9,409	9,409
Purchase of property, plant and equipment	—	(65,687)	(65,687)
Proceeds from sale of property, plant and equipment	—	377	377
Acquisition of businesses, net of cash received	—	(568,570)	(568,570)
Net change in insurance collateral	—	(1,250)	(1,250)
Other investing activities	—	(1,226)	(1,226)
Net cash provided by (used in) investing activities	—	(629,454)	(629,454)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	365,000	365,000
Repayments of the Term Loan	—	(10,029)	(10,029)
Repayments of the ABL Facility	—	(155,000)	(155,000)
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised	—	11,767	11,767
Excess tax benefits from equity-based compensation	—	34,051	34,051
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(358)	(358)
Net intercompany borrowings (payments)	315	(315)	—
Net cash provided by (used in) financing activities	315	245,189	245,504
Change in cash and cash equivalents	—	(189,005)	(189,005)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$129,885	$129,890

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

16.Subsequent Events

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants. The Company may elect not to purchase the maximum amount of shares allowable under this program. The share repurchase authorization has no expiration.

On October 28, 2015 the Company completed the acquisition of Rural/ Metro Corporation (“Rural/ Metro”), for total purchase consideration of $620 million in cash, subject to working capital adjustments.  The acquisition of Rural/ Metro enhances the Company’s mobile integrated healthcare delivery capability, a key component of its care coordination model amongst its pre-hospital, acute care and post-acute care services.

On October 28, 2015 and in connection with the financing of the Rural/ Metro acquisition, Corporation entered into incremental $635.0 million term loans under the Term Loan Facility at an interest rate of LIBOR plus 3.25% maturing 7 years from the closing date of the acquisition. The proceeds of the incremental term loans were used to fund the purchase price of Rural/ Metro and to pay certain fees, commissions and expenses.  The incremental term loans were issued with 50 basis points of original issue discount and a six month soft call protection at 101% of the principal amount of the incremental term loans then outstanding.

On November 3, 2015, the Company entered into a definitive agreement to acquire Questcare Medical Services, P.A. and QRx Medical Management, LLC (“Questcare”) for total purchase consideration of approximately $135.0 million. Questcare provides emergency department, hospitalist, urgent care, and post-acute facility based care services at more than 50 facilities located throughout Texas, Oklahoma and Colorado.

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

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our post-acute care physician services business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions, including the acquisition of Rural/ Metro Corporation (“Rural/ Metro”); expected synergies and other financial benefits of the acquisition may not be realized; unanticipated restructuring costs may be incurred or undisclosed liabilities assumed from the acquisition; attempts to retain key personnel and customers from Rural/ Metro may not succeed; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems, management continuity planning or information systems; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; and risks related to other factors discussed in this Quarterly Report on Form 10-Q and in the 2014 Form 10-K.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and nine months ended September 30, 2015 and 2014. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we would expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received.  During the second quarter of 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash				Percentage of Total
	Collections (Net Revenue)				Volume
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Medicare	25.2%	23.6%	25.3%	24.0%	31.1%	29.9%	31.6%	30.5%
Medicaid	9.5	9.0	9.6	8.7	23.9	22.3	24.3	23.0
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	42.4	47.4	43.2	46.8	30.3	31.9	29.7	30.1
Self-pay	2.8	3.6	3.0	3.4	14.7	15.9	14.4	16.4
Fees	14.7	7.6	9.6	6.9	—	—	—	—
Subsidies	5.4	8.8	9.3	10.2	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 14% to 16% of our total patient volume, but is only 3% to 4% of our total cash collections.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2015, approximately 74% was derived from our hospital contracts for emergency department staffing, 7% from contracts related to anesthesiology services, 9% from our hospitalist/inpatient services, 6% from our post-acute care services, 1% from our radiology/tele-radiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 83% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 17% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

The change from period to period in the number of patient encounters under our same store contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-

specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

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

AMR

Approximately 80% of AMR’s net revenue for the nine months ended September 30, 2015 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch center and other services. AMR’s key measures for transport net revenue include:

•

Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. Excluded from our transport data are transports which are outsourced/ brokered through our managed transportation business.  We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other inter-facility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs. In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

On November 1, 2012, CMS released the final regulation which implements Section 1202 of the Patient and Affordable Care Act. This section increases Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014 (“Medicaid Parity”). This resulted in an increase to our net revenue of approximately $24.1 million for the nine months ended September 30, 2014. Federal funding for the enhanced Medicaid payments expired on December 31, 2014.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 9.6% and 8.9% of AMR’s operating expenses for the three and nine months ended September 30, 2015, respectively, as compared to 13.3% and 12.8% for the corresponding periods in 2014, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). As of September 30, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Three and Nine Months ended September 30, 2015 Compared to the Three and Nine Months ended September 30, 2014

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 for the Company and our two reportable operating segments.

Non-GAAP Measures

Adjusted EBITDA is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring and other charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

During the fourth quarter of 2014, the Company included within the definition of Adjusted EBITDA transaction costs related to acquisition activity.  Adjusted EBITDA for the three and nine months ended September 30, 2014 has been presented to conform to the current period presentation.

The following tables set forth a reconciliation of Adjusted EBITDA to net income (loss):

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$1,367,370	100.0%	$1,150,329	100.0%
Compensation and benefits	997,213	72.9	819,353	71.2
Operating expenses	165,099	12.1	129,535	11.2
Insurance expense	41,091	3.0	27,527	2.4
Selling, general and administrative expenses	29,463	2.2	22,851	2.0
Equity-based compensation expense	(1,761)	(0.1)	(1,062)	(0.1)
Transaction costs	(6,535)	(0.5)	(1,495)	(0.1)
Severance and related costs	(863)	(0.1)	—	—
Interest income from restricted assets	(149)	(0.0)	(175)	(0.0)
Net income (loss) attributable to noncontrolling interest	1,334	0.1	67	0.0
Adjusted EBITDA	142,478	10.4	153,728	13.4
Equity-based compensation expense	(1,761)	(0.1)	(1,062)	(0.1)
Transaction costs	(6,535)	(0.5)	(1,495)	(0.1)
Severance and related costs	(863)	(0.1)	—	—
Depreciation and amortization expense	(44,547)	(3.2)	(36,796)	(3.2)
Restructuring and other charges	(30,000)	(2.2)	(366)	(0.0)
Interest expense, net	(27,579)	(2.0)	(25,742)	(2.3)
Realized gains (losses) on investments	—	—	(466)	(0.0)
Other income (expense), net	(221)	(0.0)	(660)	(0.1)
Income tax benefit (expense)	(13,795)	(1.0)	(34,437)	(3.0)
Equity in earnings of unconsolidated subsidiary	59	0.0	72	0.0
Net income (loss) attributable to noncontrolling interest	1,334	0.1	67	0.0
Net income (loss)	$18,570	1.4%	$52,843	4.6%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$3,966,130	100.0%	$3,239,867	100.0%
Compensation and benefits	2,874,328	72.5	2,330,021	71.9
Operating expenses	472,954	11.9	364,885	11.3
Insurance expense	114,783	2.9	90,091	2.8
Selling, general and administrative expenses	87,161	2.2	65,820	2.0
Equity-based compensation expense	(4,786)	(0.1)	(3,612)	(0.1)
Transaction costs	(11,708)	(0.3)	(3,233)	(0.1)
Severance and related costs	(3,426)	(0.1)	—	—
Interest income from restricted assets	(442)	(0.0)	(507)	(0.0)
Net income (loss) attributable to noncontrolling interest	3,161	0.1	(3,233)	(0.1)
Adjusted EBITDA	434,105	10.9	399,635	12.3
Equity-based compensation expense	(4,786)	(0.1)	(3,612)	(0.1)
Transaction costs	(11,708)	(0.3)	(3,233)	(0.1)
Severance and related costs	(3,426)	(0.1)	—	—
Depreciation and amortization expense	(129,364)	(3.3)	(108,786)	(3.4)
Restructuring and other charges	(30,000)	(0.8)	(4,906)	(0.2)
Interest expense, net	(82,360)	(2.1)	(84,793)	(2.6)
Realized gains (losses) on investments	(34)	(0.0)	648	0.0
Other income (expense), net	(593)	(0.0)	(3,432)	(0.1)
Loss on early debt extinguishment	—	—	(66,397)	(2.0)
Income tax benefit (expense)	(69,009)	(1.7)	(49,700)	(1.5)
Equity in earnings of unconsolidated subsidiary	202	0.0	185	0.0
Net income (loss) attributable to noncontrolling interest	3,161	0.1	(3,233)	(0.1)
Net income (loss)	$106,188	2.6%	$72,376	2.2%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$933,941	100.0%	$748,080	100.0%
Compensation and benefits	758,379	81.2	589,458	78.8
Operating expenses	46,417	5.0	30,786	4.1
Insurance expense	28,511	3.1	16,750	2.2
Selling, general and administrative expenses	17,032	1.8	11,835	1.6
Interest income from restricted assets	(38)	(0.0)	(64)	(0.0)
Equity-based compensation expense	(793)	(0.1)	(478)	(0.0)
Transaction costs	(2,820)	(0.3)	(1,163)	(0.2)
Severance and related costs	(448)	(0.0)	—	—
Net income (loss) attributable to noncontrolling interest	1,334	0.1	67	0.0
Adjusted EBITDA	86,367	9.2	100,889	13.5%
Depreciation and amortization expense	(24,744)	(2.6)	(18,030)	(2.4)
Restructuring and other charges	(30,000)	(3.2)	25	0.0
Interest income from restricted assets	(38)	(0.0)	(64)	(0.0)
Equity-based compensation expense	(793)	(0.1)	(478)	(0.0)
Transaction costs	(2,820)	(0.3)	(1,163)	(0.2)
Severance and related costs	(448)	(0.0)	—	—
Net income (loss) attributable to noncontrolling interest	1,334	0.1	67	0.0
Income from operations	$28,858	3.1%	$81,246	10.9%

	Nine Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$2,688,117	100.0%	$2,082,661	100.0%
Compensation and benefits	2,175,715	81.0	1,661,532	79.8
Operating expenses	124,638	4.6	80,111	3.9
Insurance expense	77,645	2.9	52,504	2.5
Selling, general and administrative expenses	50,324	1.9	35,368	1.7
Interest income from restricted assets	(109)	(0.0)	(174)	(0.0)
Equity-based compensation expense	(2,154)	(0.1)	(1,626)	(0.1)
Transaction costs	(7,288)	(0.3)	(2,701)	(0.1)
Severance and related costs	(2,480)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	3,161	0.1	(3,233)	(0.2)
Adjusted EBITDA	268,665	10.0	260,880	12.5%
Depreciation and amortization expense	(70,831)	(2.6)	(50,949)	(2.4)
Restructuring and other charges	(30,000)	(1.1)	(872)	(0.0)
Interest income from restricted assets	(109)	(0.0)	(174)	(0.0)
Equity-based compensation expense	(2,154)	(0.1)	(1,626)	(0.1)
Transaction costs	(7,288)	(0.3)	(2,701)	(0.1)
Severance and related costs	(2,480)	(0.1)	—	—
Net income (loss) attributable to noncontrolling interest	3,161	0.1	(3,233)	(0.2)
Income from operations	$158,964	5.9%	$201,325	9.7%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$433,429	100.0%	$402,249	100.0%
Compensation and benefits	238,834	55.1	229,895	57.2
Operating expenses	118,682	27.4	98,749	24.5
Insurance expense	12,580	2.9	10,777	2.7
Selling, general and administrative expenses	12,431	2.9	11,016	2.7
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(968)	(0.2)	(584)	(0.2)
Transaction costs	(3,715)	(0.9)	(332)	(0.1)
Severance and related costs	(415)	(0.1)	—	—
Adjusted EBITDA	56,111	12.9	52,839	13.2
Depreciation and amortization expense	(19,803)	(4.5)	(18,766)	(4.7)
Restructuring and other charges	—	—	(391)	(0.1)
Interest income from restricted assets	(111)	(0.0)	(111)	(0.0)
Equity-based compensation expense	(968)	(0.2)	(584)	(0.2)
Transaction costs	(3,715)	(0.9)	(332)	(0.1)
Severance and related costs	(415)	(0.1)	—	—
Income from operations	$31,099	7.2%	$32,655	8.1%

	Nine Months Ended September 30,
		% of net		% of net
	2015	revenue	2014	revenue
Net revenue	$1,278,013	100.0%	$1,157,206	100.0%
Compensation and benefits	698,613	54.7	668,489	57.8
Operating expenses	348,316	27.3	284,774	24.6
Insurance expense	37,138	2.9	37,587	3.3
Selling, general and administrative expenses	36,837	2.9	30,452	2.6
Interest income from restricted assets	(333)	(0.0)	(333)	(0.0)
Equity-based compensation expense	(2,632)	(0.2)	(1,986)	(0.2)
Transaction costs	(4,420)	(0.3)	(532)	(0.0)
Severance and related costs	(946)	(0.1)	—	—
Adjusted EBITDA	165,440	12.8	138,755	11.9
Depreciation and amortization expense	(58,533)	(4.6)	(57,837)	(5.0)
Restructuring and other charges	—	—	(4,034)	(0.3)
Interest income from restricted assets	(333)	(0.0)	(333)	(0.0)
Equity-based compensation expense	(2,632)	(0.2)	(1,986)	(0.2)
Transaction costs	(4,420)	(0.3)	(532)	(0.0)
Severance and related costs	(946)	(0.0)	—	—
Income from operations	$98,576	7.7%	$74,033	6.4%

Three months ended September 30, 2015 compared to the Three months ended September 30, 2014

Consolidated

Our results for the three months ended September 30, 2015 reflect an increase in net revenue of $217.0 million and a decrease in net income of $34.3 million compared to the three months ended September 30, 2014.  The decrease in net income was attributable primarily to a $30.0 million reserve recorded for several previously disclosed lawsuits related to EmCare’s contracts for physician services at hospitals affiliated with Health Management Associates, Inc. (“HMA Lawsuits”).

Net revenue. For the three months ended September 30, 2015, we generated net revenue of $1,367.4 million compared to $1,150.3 million for the three months ended September 30, 2014, representing an increase of 18.9%. The increase was attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended September 30, 2015, Adjusted EBITDA was $142.5 million, or 10.4% of net revenue, compared to $153.7 million, or 13.4% of net revenue, for the three months ended September 30, 2014. The decrease in Adjusted EBITDA as a percentage of net revenue was primarily attributable to increased provider compensation, loss of Medicaid Parity, increased insurance reserves, and certain underperforming contracts at EmCare.

Restructuring and other charges. For the three months ended September 30, 2015, restructuring and other charges were $30.0 million compared to $0.4 million for the three months ended September 30, 2014. The increase was attributable to a $30.0 million reserve recorded for the HMA Lawsuits.

Interest expense, net. For the three months ended September 30, 2015, interest expense was $27.6 million compared to $25.7 million for the three months ended September 30, 2014. The increase in interest expense was primarily attributable to additional borrowings on our ABL Facility made in 2015.

Other income (expense), net. For the three months ended September 30, 2015, other (income) expense, net was $0.2 million of expense compared to $0.7 million of expense for the three months ended September 30, 2014.

Income tax benefit (expense). For the three months ended September 30, 2015, income tax expense was $13.8 million compared to income tax expense of $34.4 million for the three months ended September 30, 2014.  Our effective tax rate was 42.7% and 39.5% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2015 was impacted by the reserve recorded for the HMA Lawsuits, which was not fully deductible for tax purposes.

EmCare

Net revenue. For the three months ended September 30, 2015, EmCare generated net revenue of $933.9 million compared to $748.1 million for the three months ended September 30, 2014, representing an increase of $185.8 million, or 24.8%. The increase was due to an increase in acquisition growth, an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

Net new contracts since September 30, 2014 accounted for a net revenue increase of $51.4 million for the three months ended September 30, 2015, of which $14.2 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015.

Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $14.0 million, or 2.1%, for the three months ended September 30, 2015. The change was due to a 2.6% increase in same store weighted patient encounters, offset by a 0.5% decrease in revenue per weighted patient primarily due to the loss of $9.5 million in Medicaid Parity and lower collection rates from certain anesthesia contracts. Revenue from recent acquisitions was $120.5 million during the three months ended September 30, 2015.

Compensation and benefits. For the three months ended September 30, 2015, compensation and benefits costs were $758.4 million, or 81.2% of net revenue, compared to $589.5 million, or 78.8% of net revenue, for the three months ended September 30, 2014. Provider compensation costs increased $109.5 million from net new contract additions and acquisitions and $23.3 million from same store contracts. Our compensation and benefits costs as a percentage of net revenue increased 2.4% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 based on anticipated volumes and hospital expectations. Non-provider compensation and total benefits costs increased by $36.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due primarily to acquisition growth.

Operating expenses. For the three months ended September 30, 2015, operating expenses were $46.4 million, or 5.0% of net revenue, compared to $30.8 million, or 4.1% of net revenue, for the three months ended September 30, 2014 due primarily to costs from recent acquisitions and net new contracts.

Insurance expense. For the three months ended September 30, 2015, professional liability insurance expense was $28.5 million, or 3.1% of net revenue, compared to $16.8 million, or 2.2% of net revenue, for the three months ended September 30, 2014. We recorded an increase of prior year insurance provisions of $4.2 million during the three months ended September 30, 2015 compared to an increase of $0.6 million for the three months ended September 30, 2014.

Selling, general and administrative. For the three months ended September 30, 2015, selling, general, and administrative expense was $17.0 million, or 1.8% of net revenue, compared to $11.8 million, or 1.6% of net revenue, for the three months ended September 30, 2014 due primarily to expense related to recent acquisitions and net new contracts..

Depreciation and amortization. For the three months ended September 30, 2015, depreciation and amortization expense was $24.7 million, or 2.6% of net revenue, compared to $18.0 million, or 2.4% of net revenue, for the three months ended September 30, 2014.

AMR

Net revenue. For the three months ended September 30, 2015, AMR generated net revenue of $433.4 million compared to $402.2 million for the three months ended September 30, 2014, representing an increase of $31.2 million, or 7.8%. The increase in net revenue was due primarily to an increase of 6.7%, or $26.9 million, in weighted transport volume and an increase of 1.1%, or $4.3 million, in net revenue per weighted transport. Weighted transports increased 53,300 from the same quarter last year. The change was due to an increase of 25,700 weighted transports from our entry into new markets and recent acquisitions and an increase of 3.7%, or 28,500 weighted transports, in existing markets, offset by a decrease of 900 weighted transports from exited markets.

Compensation and benefits. For the three months ended September 30, 2015, compensation and benefits costs were $238.8 million, or 55.1% of net revenue, compared to $229.9 million, or 57.2% of net revenue, for the three months ended September 30, 2014. The increase in expense was primarily due to additional compensation and benefits costs from entering new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 2.5%, or $3.5 million, and ambulance unit hours increased period over period by 5.5%, or $7.3 million. Non-crew compensation decreased $6.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider. Total benefits related costs increased $2.4 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Other compensation costs increased $1.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Operating expenses. For the three months ended September 30, 2015, operating expenses were $118.7 million, or 27.4% of net revenue, compared to $98.7 million, or 24.5% of net revenue, for the three months ended September 30, 2014.  The change was due primarily to increased costs of $8.6 million related to external provider fees for our AMR billing function, increased costs of $7.1 million associated with entering new markets and recent acquisitions, increased costs of $2.3 million associated with our existing managed transportation business and increased other miscellaneous net operating costs of $3.9 million, partially offset by decreased fuel costs of $1.9 million.

Insurance expense. For the three months ended September 30, 2015, insurance expense was $12.6 million, or 2.9% of net revenue, compared to $10.8 million, or 2.7% of net revenue, for the three months ended September 30, 2014. We recorded an increase of prior year insurance provisions of $0.9 million during the three months ended September 30, 2015 compared to a decrease of $1.3 million during the three months ended September 30, 2014.

Selling, general and administrative. For the three months ended September 30, 2015, selling, general, and administrative expense was $12.4 million, or 2.9% of net revenue, compared to $11.0 million, or 2.7% of net revenue, for the three months ended September 30, 2014.

Depreciation and amortization. For the three months ended September 30, 2015, depreciation and amortization expense was $19.8 million, or 4.5% of net revenue, compared to $18.8 million, or 4.7% of net revenue, for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the Nine months ended September 30, 2014

Consolidated

Our results for the nine months ended September 30, 2015 reflect an increase in net revenue of $726.3 million and an increase in net income of $33.8 million compared to the nine months ended September 30, 2014.  The increase in net income was attributable primarily to the loss on early debt extinguishment of the 2019 Notes in June of 2014 and operational growth, partially offset by the $30.0 million reserve recorded for the HMA Lawsuits in 2015.

Net revenue. For the nine months ended September 30, 2015, we generated net revenue of $3,966.1 million compared to $3,239.9 million for the nine months ended September 30, 2014, representing an increase of 22.4%. The increase was attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. For the nine months ended September 30, 2015, Adjusted EBITDA was $434.1 million, or 10.9% of net revenue, compared to $399.6 million, or 12.3% of net revenue, for the nine months ended September 30, 2014. The decrease in Adjusted EBITDA as a percentage of net revenue was primarily attributable to increased provider compensation, loss of Medicaid Parity, increased insurance reserves, and certain underperforming contracts at EmCare.

Restructuring and other charges. For the nine months ended September 30, 2015, restructuring and other charges were $30.0 million compared to $4.9 million for the nine months ended September 30, 2014. The increase was attributable to a $30.0 million reserve recorded for the HMA Lawsuits.

Interest expense, net. For the nine months ended September 30, 2015, interest expense was $82.4 million compared to $84.8 million for the nine months ended September 30, 2014.  The decrease was due to the redemption of the 2019 Notes on June 18, 2014, partially offset by increased interest on the ABL Facility for the nine months ended September 30, 2015.

Other income (expense), net. For the nine months ended September 30, 2015, other (income) expense, net was $0.6 million of expense compared to $3.4 million of expense for the nine months ended September 30, 2014.

Income tax benefit (expense). For the nine months ended September 30, 2015, income tax expense was $69.0 million compared to income tax expense of $49.7 million for the nine months ended September 30, 2014.  Our effective tax rate was 39.4% and 40.8% for the nine months ended September 30, 2015 and 2014, respectively.

EmCare

Net revenue. For the nine months ended September 30, 2015, EmCare generated net revenue of $2,688.1 million compared to $2,082.7 million for the nine months ended September 30, 2014, representing an increase of $605.5 million, or 29.1%. The increase was due to an increase in acquisition growth, an increase in patient encounters from net new hospital contracts and net revenue increases from existing contracts.

Net new contracts since September 30, 2014 accounted for a net revenue increase of $189.9 million for the nine months ended September 30, 2015, of which $82.2 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015.

Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $74.2 million, or 4.2%, for the nine months ended September 30, 2015. The change was due to a 4.3% increase in same store weighted patient encounters offset by a 0.1% decrease in revenue per weighted patient primarily due to the loss of $24.1 million in Medicaid Parity and lower collection rates from certain anesthesia contracts. Revenue from recent acquisitions was $341.4 million during the nine months ended September 30, 2015.

Compensation and benefits. For the nine months ended September 30, 2015, compensation and benefits costs were $2,175.7 million, or 81.0% of net revenue, compared to $1,661.5 million, or 79.8% of net revenue, for the nine months ended September 30, 2014. Provider compensation costs increased $348.1 million from net new contract additions and acquisitions and $74.6 million from same store contracts.  Non-provider compensation and total benefits costs increased by $91.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to costs from acquisition growth.

Operating expenses. For the nine months ended September 30, 2015, operating expenses were $124.6 million, or 4.6% of net revenue, compared to $80.1 million, or 3.9% of net revenue, for the nine months ended September 30, 2014 due primarily to costs from recent acquisitions.

Insurance expense. For the nine months ended September 30, 2015, professional liability insurance expense was $77.6 million, or 2.9% of net revenue, compared to $52.5 million, or 2.5% of net revenue, for the nine months ended September 30, 2014. We recorded an increase of prior year insurance provisions of $7.1 million during the nine months ended September 30, 2015 compared to an increase of $3.5 million for the nine months ended September 30, 2014.

Selling, general and administrative. For the nine months ended September 30, 2015, selling, general, and administrative expense was $50.3 million, or 1.9% of net revenue, compared to $35.4 million, or 1.7% of net revenue, for the nine months ended September 30, 2014.

Depreciation and amortization. For the nine months ended September 30, 2015, depreciation and amortization expense was $70.8 million, or 2.6% of net revenue, compared to $50.9 million, or 2.4% of net revenue, for the nine months ended September 30, 2014.

AMR

Net revenue. For the nine months ended September 30, 2015, AMR generated net revenue of $1,278.0 million compared to $1,157.2 million for the nine months ended September 30, 2014, representing an increase of $120.8 million, or 10.4%. The increase in net revenue was due primarily to an increase of 7.9%, or $91.9 million, in weighted transport volume and an increase of 2.5%, or  $28.9 million, in net revenue per weighted transport. Weighted transports increased 184,100 from the same period last year. The change was due to an increase of 56,300 weighted transports from our entry into new markets and recent acquisitions and an increase of 5.8%, or 130,800 weighted transports, in existing markets, offset by a decrease of 3,000 weighted transports from exited markets.

Compensation and benefits. For the nine months ended September 30, 2015, compensation and benefits costs were $698.6 million, or 54.7% of net revenue, compared to $668.5 million, or 57.8% of net revenue, for the nine months ended September 30, 2014. The increase in expense was primarily due to additional compensation and benefits costs from entering new markets and recent acquisitions.  As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses.  Ambulance crew wages per ambulance unit hour increased by approximately 2.1%, or $8.4 million, and ambulance unit hours increased period over period by 6.4%, or $24.5 million. Non-crew compensation decreased $11.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider, offset by increased costs associated with the organic growth of our existing business. Total benefits related costs increased $5.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Other compensation costs increased $2.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Operating expenses. For the nine months ended September 30, 2015, operating expenses were $348.3 million, or 27.3% of net revenue, compared to $284.8 million, or 24.6% of net revenue, for the nine months ended September 30, 2014.  The change was due primarily to increased costs of $25.7 million primarily due to external provider fees for our AMR billing function, increased costs of $19.5 million associated with entering new markets and acquisitions, increased costs of $15.1 million associated with our existing managed transportation business, increased transaction costs of $3.5 million and increased other miscellaneous net operating costs of $5.4 million, partially offset by decreased fuel costs of $5.7 million.

Insurance expense. For the nine months ended September 30, 2015, insurance expense was $37.1 million, or 2.9% of net revenue, compared to $37.6 million, or 3.3% of net revenue, for the nine months ended September 30, 2014. We recorded an increase of prior year insurance provisions of $2.0 million during the nine months ended September 30, 2015 compared to an increase of $3.1 million during the nine months ended September 30, 2014.

Selling, general and administrative. For the nine months ended September 30, 2015, selling, general, and administrative expense was $36.8 million, or 2.9% of net revenue, compared to $30.5 million, or 2.6% of net revenue, for the nine months ended September 30, 2014.

Depreciation and amortization. For the nine months ended September 30, 2015, depreciation and amortization expense was $58.5 million, or 4.6% of net revenue, compared to $57.8 million, or 5.0% of net revenue, for the nine months ended September 30, 2014.

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

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration.

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

On February 5, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation to $550 million. The ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of September 30, 2015. The ABL Facility is available to fund working capital and for general corporate purposes, including permitted acquisitions. As of September 30, 2015, we had available borrowing capacity of $205.9 million and $134.1 million of letters of credit issued under the ABL Facility.

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

Other

On October 28, 2015 and in connection with the financing of the Rural/ Metro acquisition, Corporation entered into $635.0 million of incremental term loans under the Term Loan Facility at an interest rate of LIBOR plus 3.25% maturing 7 years from October 28, 2015, the closing date of the acquisition. The proceeds of the incremental term loans were used to fund the purchase price of Rural/ Metro and to pay certain fees, commissions and expenses. The incremental term loans were issued with 50 basis points of original issue discount and a 6 month soft call protection at 101% of the principal amount of the incremental term loans then outstanding.

Cash Flow

The table below summarizes cash flow information derived from our consolidated statements of cash flows for the periods indicated, amounts in thousands.

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$194,945	$194,004
Investing activities	(629,454)	(264,603)
Financing activities	245,504	113,057

Operating activities. Net cash provided by operating activities was $194.9 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $194.0 million for the nine months ended September 30, 2014. Operating cash flows for the nine months ended September 30, 2014 includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for the nine months ended September 30, 2014 excluding this item was $203.7 million.

Accounts receivable increased $83.1 million and $92.5 million during the nine months ended September 30, 2015 and 2014, respectively. Days sales outstanding (“DSO”) increased one day during the nine months ended September 30, 2015 primarily due to delays from certain payors, which we believe to be temporary.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
EmCare	79	76	80	78	77	79	82
AMR	70	67	68	70	66	62	62
Company	76	73	76	75	73	73	74

Investing activities. Net cash used in investing activities was $629.5 million for the nine months ended September 30, 2015 compared to $264.6 million for the nine months ended September 30, 2014. The increase was primarily related to the increase in cash outflow for acquisitions of $369.3 million.

Financing activities. Net cash provided by financing activities was $245.5 million for the nine months ended September 30, 2015 compared to cash provided by financing activities of $113.1 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, we borrowed $365.0 million under our ABL Facility to fund recent acquisitions, offset by our partial repayment of $155.0 million.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2015, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.1 million gallons during the periods hedged through December 2016.

On October 17, 2011, we entered into interest rate swap agreements which matured on August 31, 2015. The swap agreements were with major financial institutions and effectively converted a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%).  There will be no further periodic settlements with our counterparties for the difference between the rate paid and the fixed rate.

As of September 30, 2015, we had $2,237.4 million of debt, excluding capital leases, of which $1,487.0 million was variable rate debt under our senior secured credit facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $18.3 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of September 30, 2015, the fair value of our available-for-sale securities was $24.3 million. Had the market price of such securities been 10% lower as of September 30, 2015, the aggregate fair value of such securities would have been $2.4 million lower.

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

As previously disclosed under “Item 9A-Controls and Procedures” in the Company’s 2014 Form 10-K, in connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company’s internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were not effective as of September 30, 2015 as a result of the previously identified material weakness, which continued to exist as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

Other than the remedial actions described above, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 11 to the accompanying unaudited consolidated financial statements included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; other than as set forth below.

Risks Related to Healthcare Regulation

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

In September 2009, a qui tam action was filed against Rural/Metro in the U. S. District Court for the Northern District of Alabama. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services.  The federal government intervened in the lawsuit on March 14, 2011 and on June 14, 2012, Rural/Metro entered into a settlement agreement with the DOJ and plaintiff, agreeing to pay $5.5 million to the federal government. In connection with this settlement, Rural/Metro entered into a CIA with the OIG (the “Rural/Metro CIA” and together with the CIA, the “CIAs”), which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and reporting of certain reportable events.  The term of the Rural/Metro CIA is five years and is set to expire in June 2017.  On October 28, 2015, the Company completed its acquisition of Rural/Metro and, therefore, is responsible for compliance with the terms of the Rural/Metro CIA.

We cannot assure you that the CIAs or the compliance program we have implemented have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time.  If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company has recorded a reserve of $30.0 million for the three months ended September 30, 2015, based on management’s estimates of probable exposure resulting from the HMA Lawsuits.  The reserve has been included in restructuring and other charges in the Company’s statements of operations for the three and nine months ended September 30, 2015. We are unable to predict the timing of final resolution of this matter, and there can be no assurance that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

On December 10, 2012, an OIG subpoena was served on Mercy Hospital, Buffalo, New York, requesting documents related to interfacility specialty care transports provided by Rural/Metro’s Buffalo division. Rural/Metro provided responsive documents. On April 14, 2014, the Rural/Metro received a second subpoena from the DOJ, Western District of New York, requesting additional information. In March 2015, the investigation was expanded to include Rural/Metro’s Ohio and Kentucky markets. Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. The government has not made any specific claims or causes of actions related to the investigation. We are unable to determine the potential impact, if any, that will result from this investigation.

On January 8, 2015, the U.S. Attorney’s Office for the District of Arizona issued a Civil Investigative Demand (“CID”) for copies of documents pertaining to ambulance transports provided by Rural/Metro in its San Diego and Arizona markets. The CID does not provide any information regarding specific allegations or claims made by the government.  Rural/Metro is cooperating with the government during its investigation and has provided responsive documents.  We are unable to determine the potential impact, if any, that will result from this investigation.

On March 27, 2015, OIG issued a Request for Information or Assistance to Rural/Metro relating to its Arvada, Colorado location. The request does not indicate any specific allegation against Rural/Metro. Rural/Metro is cooperating with the government during its investigation and has provided responsive documents.  We are unable to determine the potential impact, if any, that will result from this investigation.

Risks Related to our Business

We have made and may continue to make acquisitions, such as the recently completed acquisition of Rural/ Metro, which could divert the attention of management and which may not be integrated successfully into our existing business.

We have pursued, and may continue to pursue, acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. In 2014, we acquired four companies for total consideration of more than $207 million. In the first two months of 2015, we acquired three companies for total cash consideration of approximately $503 million. On October 28, 2015, we acquired Rural/Metro for total consideration of approximately $620 million. We have evaluated, and expect to continue to evaluate, possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business, such as Rural/Metro, into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

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

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

November 3, 2015	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of July 30, 2015, by and among AMR HoldCo, Inc., Ranch Merger Sub, Inc., WP Rocket Holdings, Inc. and Fortis Advisors LLC, solely in its capacity as initial holder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated July 30, 2015).

10.1

Debt Commitment Letter by and among Envision Healthcare Corporation and Barclays Bank PLC and Goldman Sachs Bank USA, dated July 30, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated July 30, 2015).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report