Form 10-K
period 2015-12-31
Envision Healthcare Holdings, Inc.
filed 2016-02-29
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

Mark one:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment of this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐  No ☒.

The aggregate market value of the voting and nonvoting common equity of Envision Healthcare Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7.3 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 19, 2016, the registrant had 187,054,786 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:

Portions of Envision Healthcare Holdings, Inc.’s proxy statement to be filed with the Securities and Exchange Commission in connection with Envision Healthcare Holdings, Inc.’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Envision Healthcare Holdings, Inc.’s fiscal year ended December 31, 2015.

ENVISION HEALTHCARE HOLDINGS, INC.

INDEX TO ANNUAL REPORT

ON FORM 10‑K

FOR THE YEAR ENDED

DECEMBER 31, 2015

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “Envision Healthcare,” “the Company,” “we,” “our,” or “us” refer to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries.

Envision Healthcare Corporation, formerly known as Emergency Medical Services Corporation, (“Corporation”) is a wholly‑owned subsidiary of the Company. Corporation, previously a registrant under the Exchange Act, terminated its registration under the Exchange Act in June 2014. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”) and American Medical Response, Inc., including its affiliates (“AMR”).

ENVISION HEALTHCARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10‑K

FORWARD‑LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

This Annual Report on Form 10‑K contains statements about future events and expectations that constitute forward‑looking statements. Forward‑looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward‑looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward‑looking statements and you should not place undue reliance on such statements. Factors that could contribute to these differences include, but are not limited to, the following:

•

Decreases in our revenue and profit margin under our fee‑for‑service contracts due to changes in volume, payor mix and third‑party reimbursement rates, including from political discord in the federal budgeting process;

•	The loss of existing contracts;
•	Failure to accurately assess costs under new contracts;
•	Difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non‑compete agreements with our physicians;
•	Failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health, LLC (“Evolution Health”) business and cross‑sell our services;
•	Partnerships with payors and other healthcare providers, including risk-based partnerships;
•	Lawsuits for which we are not fully reserved;
•	The adequacy of our insurance coverage and insurance reserves;
•	Our ability to successfully integrate strategic acquisitions;
•	The high level of competition in the markets we serve;
•	The cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment;
•	The loss of one or more members of our senior management team;
•	Our ability to maintain or implement complex information systems;

•	Disruptions in disaster recovery systems, management continuity planning, or information systems;
•	Our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims;
•	Challenges by tax authorities on our treatment of certain physicians as independent contractors;
•	The impact of labor union representation;
•	The impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”);
•	Potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry;
•	The impact of changes in the healthcare industry, including changes due to healthcare reform;
•	Our ability to timely enroll our providers in the Medicare program;
•	Our ability to restructure our operations to comply with future changes in government regulation;
•	The outcome of government investigations of certain of our business practices;
•	Our ability to comply with the terms of our settlement agreements with the government;
•	Our ability to generate cash flow to service our substantial debt obligations; and
•	Risks related to other factors discussed in this Annual Report on Form 10‑K.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near‑term,” “long‑term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward‑looking statements. We qualify any forward‑looking statements entirely by these cautionary factors.

Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward‑looking statements we make. Readers should read carefully the factors described in the “Risk Factors” section of this Annual Report on Form 10‑K to better understand the risks and uncertainties inherent in our business and underlying any forward‑looking statements.

We assume no obligation to update or revise these forward‑looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward‑looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART  I.

ITEM 1.  BUSINESS

Company Overview

We are a leading provider of physician‑led, medical services in the United States, offering a broad range of clinically based and coordinated care solutions across the patient continuum. We manage a patient treatment cycle that includes healthcare transportation, hospital encounters and comprehensive care alternatives in various settings. We believe that our capabilities present a powerful value proposition to healthcare facilities, communities and payors by helping to improve the quality of care and lower overall healthcare costs. We market our services on a stand‑alone, multi‑service and integrated basis, primarily under our EmCare and AMR brands. EmCare, with 40 years of operating history and more than 13,000 affiliated physicians and other clinicians, is a leading provider of integrated facility‑based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele‑radiology and surgery. EmCare also offers physician‑led care management solutions outside the hospital. AMR, with more than 55 years of operating history and more than 20,000 paramedics and emergency medical technicians, is a leading provider and manager of community‑based healthcare transportation services, including emergency (“911”), non‑emergency, managed transportation, fire protection services, fixed‑wing air ambulance and disaster response.

Our management has implemented a number of value‑enhancing initiatives to expand our service offerings, increase our market presence and position us for future growth. Some of these initiatives include:

•	Optimizing our contract portfolio and prioritizing markets at EmCare and AMR;
•	Developing further EmCare’s integrated service offerings, resulting in a meaningful acceleration of new contract growth;
•	Re‑aligning AMR’s business model and strategy by improving productivity, clinical outcomes and the use of technology, leading to operating margin improvements and revenue growth opportunities; and
•	Leveraging the core competencies of EmCare and AMR to extend our clinical capabilities into various settings outside the hospital.

We have expanded EmCare’s physician‑led services outside the hospital through the formation of Evolution Health. Evolution Health provides comprehensive care management solutions through a suite of physician‑led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute‑care setting, as well as tele‑monitoring and tele‑medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. Our Evolution Health solutions leverage many of the competencies of EmCare and AMR, including clinical resource management, patient flow coordination, evidence‑based clinical protocols, community‑based clinical and healthcare transportation services, patient monitoring and clinician recruitment.

The following table presents an overview of our core services, key types of customers, results of operations and contracts. References in this annual report to number of contracts, clinicians and employees are as of December 31, 2015, unless otherwise noted.

	EmCare	AMR
Core Services:	Facility‑based physician services —Emergency Department —Hospitalist/inpatient care —Anesthesiology —Radiology/tele‑radiology —Surgery Physician‑led care management solutions outside the hospital

Emergency “911” healthcare transportation services

Non‑emergency healthcare transportation services

Managed transportation services

Fire protection services

Fixed‑wing air ambulance services

Disaster response

Event medical services

Key Customers:	Healthcare facilities	Communities
	Payors	Government agencies
	Attending medical staff	Healthcare facilities
	Independent physician groups	Payors
Patients
Net Revenue (2015):	$3.6 billion (67% of total net revenue)	$1.8 billion (33% of total net revenue)
Adjusted EBITDA (2015):	$377.7 million (62% of total Adjusted EBITDA)	$226.7 million (38% of total Adjusted EBITDA)
Number of Contracts:	Over 900 facility contracts	Over 245 “911” contracts
Over 4,800 non‑emergency transport arrangements
Patient Volume (2015):	18.0 million weighted patient encounters	3.6 million weighted transports

General Development of our Business

Company History

EmCare was founded in Dallas, Texas in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990s. Over its 40‑year operating history, EmCare has become a leading provider of integrated facility‑based physician services to healthcare facilities in the United States. EmCare has further expanded the Company’s comprehensive care management solutions outside the hospital through Evolution Health. Evolution Health was formed in 2012 through the combination of two acquired businesses, a provider of primary care physician healthcare services to patients at their place of residence with operations in Texas, and a post‑acute care services provider with operations in Indiana, Ohio, Oklahoma and Texas. We have subsequently expanded Evolution Health’s service offerings and integrated its services with our other lines of business.

AMR was founded in 1992 through the consolidation of several well‑established regional ambulance companies with more than 55 years of combined operating history, and has grown both organically and through acquisitions. In February 1997, AMR merged with another leading ambulance company and became a leading provider and manager of community‑based healthcare transportation services. On October 28, 2015, we completed our combination with Rural/Metro Corporation (“Rural/ Metro”), creating one of the premier providers of healthcare transportation services.

Envision Healthcare Holdings, Inc. was formed in 2011 in connection with the acquisition of Corporation in a merger transaction (the “Merger”) by the investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (the “CD&R Affiliates”). In May 2011, in connection with the Merger, substantially all of the outstanding shares of common stock of the Company were purchased by the CD&R Affiliates, and Corporation became an indirect wholly owned subsidiary of the Company. On August 19, 2013, the Company completed its initial public offering. During 2014 and 2015 the Company registered the offering and sale of common stock by the CD&R Affiliates, and on March 11, 2015, the CD&R Affiliates disposed of their remaining shares of the Company’s common stock in a registered secondary offering. As of December 31, 2015, Envision Healthcare Holdings, Inc. employs more than 49,000 employees and affiliated clinicians.

Description of our Business

Industry Overview

We operate in the facility‑based and post‑acute care physician services, and community‑based healthcare transportation markets, two large and growing segments of the healthcare market that are supported by favorable demographics, including the growth and aging of the population. Our services are offered on a stand‑alone basis or as part of an integrated services program combining two or more services.

Emergency Department (“ED”)

We provide ED physician services to hospitals and other facilities. Facility‑based ED physician services providers such as EmCare are primarily focused on improving the patient experience and enhancing the quality of care at their customers’ healthcare facilities through broader physician access, physician retention and training programs, better management tools and risk mitigation expertise. In addition, we believe leading facility‑based physician services providers are well‑positioned to improve operational efficiency, reduce hospital ED wait times and increase its productivity.

We believe the physician reimbursement component of the ED services market represents annual expenditures of nearly $20 billion. The market for ED staffing and related management services is highly fragmented, with more than 500 national, regional and local providers handling an estimated 136 million patient visits in 2015. There are approximately 5,000 hospitals in the United States that operate EDs, of which approximately 70%  contract their ED physician staffing and management to physician management organizations. We believe we are one of only seven national providers and the largest provider based on number of ED contracts.

Between 2000 and 2015, the total number of patient visits to hospital EDs increased 26% from approximately 108 million to approximately 136 million per annum. We believe that a portion of the historical and expected growth of ED visits is driven by the shortage of primary care physicians in the United States, which leads to access to care challenges, causing many patients to utilize the ED as their primary source for accessing the healthcare system. This trend, combined with a decline in the number of hospital EDs, has resulted in a substantial increase in the average number of patient visits per hospital ED during this period. In addition, the Patient Protection and Affordable Care Act (“PPACA”) provided healthcare coverage to previously uninsured individuals through the expansion of state Medicaid programs and the creation of federal and state healthcare exchanges, which we anticipate will increase overall utilization and reimbursement for ED services. We believe increased volumes through EDs and cost pressures facing hospitals have resulted, and will result in, an increased focus by facilities on improving the operating efficiency of their EDs. This is a core competency of EmCare.

Hospitalist Services

We provide inpatient physician services, or hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests that our hospitalist manage the patient. This program benefits hospitals by optimizing the average length of stay for patients and can improve patient flow and care coordination through effective working relationships with EDs. Inpatient service physicians are also an integral part of the post‑discharge coordination of patient care by directing how care outside the hospital setting should be established and coordinated. Certain studies indicate better patient outcomes and lower costs with these hospitalist programs. The market for this healthcare specialty, with estimated annual expenditures of approximately $21 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving patient outcomes. This market is currently serviced by national, regional and local providers.

Anesthesiology Services

We provide anesthesiology services to hospitals, free‑standing ambulatory surgery centers and physician offices. These services are performed by anesthesiologists and certified registered nurse anesthetists. Anesthesiologists are a key part of the effective management and productivity of surgery departments and free‑standing ambulatory surgery centers. These clinicians can have a significant impact on surgeon satisfaction, which is crucial to the financial viability of the surgery department in hospitals and free‑standing ambulatory surgery centers. The anesthesiology market is estimated to have annual expenditures of approximately $19 billion and is currently serviced primarily by hospitals, which self‑operate their programs, and by local providers.

Radiology/Tele‑radiology Services

We provide radiology, including tele‑radiology, services to hospitals. The industry for these services comprises a number of smaller local and regional groups, which are at a disadvantage compared to national providers having the ability to recruit, train and leverage existing capital and infrastructure support. Tele‑radiology, the process whereby digital radiologic images are sent from one point to another, has become a fast‑growing healthcare service. This technology allows hospitals to have access to full‑time radiology support, even when access to full‑time radiologists on‑site may be limited. The market for radiology and tele‑radiology services has estimated annual expenditures of approximately $18 billion and is currently serviced primarily by hospitals, which self‑operate their programs, and by local providers.

Surgery Services

We offer management, oversight and surgeon staffing for trauma surgery services. This service gives hospitals the opportunity to raise their trauma designation by providing expanded coverage and management for surgery services. While the market for this service is still emerging, we estimate annual expenditures of approximately $2 billion.

Post-acute Management of Patient Populations

We expanded our physician‑led services outside the hospital through the formation of Evolution Health in 2012. Evolution Health provides comprehensive care management solutions through a suite of physician‑led services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute‑care setting, as well as tele‑monitoring and tele‑medicine. Evolution Health serves patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. We believe that leading providers of care management solutions outside the hospital can offer an attractive value proposition. Our business model helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self‑care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe leading providers can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. While our Evolution Health solutions continue to be implemented, the expansion of our Evolution Health business is a key element of our business strategy for future growth. We believe the addressable market for care management solutions outside the hospital represents annual expenditures of approximately $64 billion.

Ambulance Services

Ambulance services encompass both “911” emergency response and non‑emergency transport services, including critical care transfers, wheelchair transports and other inter‑facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians (“EMTs”) to provide immediate medical care to injured or ill patients. Non‑emergency services utilize paramedics, EMTs and/or nurses to transport patients between healthcare facilities or between facilities and patient residences.

“911” emergency response services are provided primarily under exclusive long‑term contracts with communities and government agencies which by law are generally required to provide such services. These contracts typically specify maximum fees a provider may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. The rates that a provider is permitted to charge for services under a contract for “911” emergency ambulance services and the amount of the subsidy, if any, the provider receives from a community or government agency depend in large part on the nature of the services it provides, the payor mix and the performance requirements.

Non‑emergency services generally are provided pursuant to non‑exclusive contracts with healthcare facilities and payors. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non‑emergency services are provided primarily by private ambulance companies.

We believe that the ambulance services market, including both emergency and non‑emergency transports, represents annual expenditures of approximately $18 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not‑for‑profit service providers accounting for an estimated 45 million ambulance transports in 2015. There are a limited number of regional ambulance providers, and we are the largest national ambulance provider based on net revenue.

Managed Transportation

We provide managed transportation administration services to insurers, government entities and healthcare providers. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair and other types of transportation to provide a cost‑effective solution for those we serve. We believe the managed transportation market represents annual expenditures of approximately $2 billion.

Industrial and Community Fire Protection Services

We provide fire protection services to airports, industrial facilities and communities, as well as, individual homeowners and commercial property owners in unincorporated communities not included within municipal fire department boundaries. Through partnerships with cities, towns and fire districts we also provide a full complement of fire protection, prevention and emergency medical services.

Fixed‑Wing Air Transport Services

We also provide fixed‑wing air ambulance transport services, including the specialized medical care required by patients during the transports. Our services focus on patients who require longer travel distances to retain the appropriate care, both in emergency and non‑emergency situations. Additionally, we offer international repatriation services for emergency medical needs. We believe the medical air transportation market represents annual expenditures of approximately $3 billion.

Reportable Business Segments and Services

We currently operate our business and market our services under our two business segments: EmCare and AMR. We provide integrated facility‑based and post‑acute care physician services in 42 states and the District of Columbia and provide and manage healthcare transportation services in 39 states and the District of Columbia.

The following is a detailed business description for our two reportable business segments.

EmCare

EmCare is a leading provider of integrated facility‑based and post‑acute care physician services to healthcare facilities in the United States. EmCare has contracts covering over 900 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele‑radiology and surgery services as well as other administrative services. During 2015, EmCare had approximately 18.0 million weighted patient encounters in 42 states and the District of Columbia. As of December 31, 2015, EmCare had a 10% share of the total ED services market and a 14% share of the ED services market, the largest share among providers based on number of contracts. EmCare’s share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide services to patients in the facilities with whom we contract. EmCare bills and collects from each patient or the patient’s insurance provider for the medical services performed. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide management services such as billing and collection, recruiting, risk management and certain other administrative services.

As derived from our annual audited consolidated financial statements, EmCare’s net revenue, income from operations and total identifiable assets were as follows for each of the periods indicated (amounts in thousands).

	As of and for the Year Ended December 31,
	2015	2014	2013
Net revenue	$3,648,392	$2,842,458	$2,358,787
Income from operations	239,499	282,495	219,842
Total identifiable assets	3,790,348	2,884,250	2,624,161

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on EmCare’s financial results.

Hospital‑Based Services

We provide a full range of hospital‑based physician staffing and related management services for EDs, anesthesiology, hospitalist/inpatient care, radiology, tele‑radiology and surgery programs, which include:

Contract Management.  We utilize an integrated approach to contract management that involves physicians, non‑clinical business experts and operational and quality assurance specialists. An on‑site medical director responsible for the day‑to‑day oversight of the relationship, including clinical quality, works closely with the facility’s management in developing strategic initiatives and objectives. A quality manager develops site‑specific quality improvement programs, and a practice improvement staff focuses on chart documentation, operational improvement and physician utilization patterns. The regional‑based management staff provides support for these efforts and ensures that each customer’s expectations are identified, that service plans are developed and executed to meet those expectations, and that the customer’s financial objectives and ours are achieved.

Staffing.  We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified physicians and other healthcare professionals responsible for the delivery of high‑quality, cost‑effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. Ensuring that each contract is staffed with the appropriate mix of qualified physicians and other medical professionals and that coverage is provided without any service deficiencies is critical to the success of the contract.

Recruiting.    Many healthcare facilities lack the dedicated resources and expertise necessary to identify and attract specialized physicians. We have significant resources committed to the development of proprietary recruiting support systems, such as EmWorks, a proprietary national physician database and applicant tracking and credentialing program that we utilize in our recruiting efforts across the country. Our marketing and recruiting staff continuously updates our database of more than 950,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates.

In addition to attending provider-specific recruiting conferences on the local, regional and national level, we implement a strategic mix of media to recruit providers, including email detailing, job boards, telemarketing, direct mail, journal advertising, residency dinners, on-site and web-based educational programs and social media. Our website is optimized for easy navigation and enables interested providers to quickly view positions either by specialty or geography. Our in-house team of subject-matter experts diligently monitors the performance of all recruiting initiatives.

Scheduling.  Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24‑hour service to ensure that unscheduled situations such as physician illness and personal emergencies do not result in a disruption of coverage.

Operational Improvement Assessments.  On behalf of our hospital customers, we implement process improvement programs that are directed toward enhancement of operating and triage systems, and improvement of critical operational metrics, including turnaround times, “left without being treated”, and throughput times. Through an initial assessment, we establish baseline values, which are used to develop and implement process improvement programs, and then we monitor the success of the initiatives. We also design and implement customized patient satisfaction programs for our hospital customers. These programs are delivered to the clinical and non‑clinical members of the hospital ED as well as other areas of a healthcare facility where services are being provided.

Practice Support Services.  We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. However, in some situations facilities and physicians are interested in receiving stand‑alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet these needs. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities.

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

Non‑Hospital Based Services

Physician‑Led Care Management Solutions.  We provide physician‑led care management solutions to patients outside the hospital. We provide comprehensive care management solutions through a suite of physician‑led techniques and services, including transitional care teams, direct patient care and care coordination by clinicians outside the acute‑care setting, tele‑monitoring and tele‑medicine. We market these services to payors and healthcare systems.

Risk Management

We utilize our risk management function, senior medical leadership and on‑site medical directors to conduct aggressive risk management and quality assurance programs. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into claims. Our risk management function is designed to mitigate risk associated with the delivery of care and to prevent or minimize costs associated with medical professional liability claims and includes:

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

Hospital Risk Assessment.  We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, we conduct a detailed analysis of the hospital’s operations affecting the services of our affiliated medical professionals, including the triage procedures, on‑call coverage, transfer procedures, nursing staffing and related matters in order to address risk factors contractually during negotiations with potential customer hospitals.

Clinical Fail‑Safe Programs.  We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We have developed “fail‑safe” clinical tools and make them available to our affiliated physicians for use in conjunction with their practice. These “fail‑safe” tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions such as a heart attack.

Professional Liability Claims Committee.  Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare’s Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare’s risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Insurance

Professional Liability Program.  From January 1, 2002, through the present, our professional liability insurance program provides “claims‑made” insurance coverage with a limit of $1 million per loss event and a $3 million annual per provider aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. In addition, from time to time, we contract with insurance providers outside of our insurance program, customarily when the third‑party provider can provide economically more favorable terms to our insurance program for a specific specialist practice, or if it is a legacy provider from acquisitions. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

From 2002 through the present, most of our professional liability insurance coverage was provided by affiliates of Columbia Casualty Company and Continental Casualty Company (collectively, “CCC”). The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the following calendar years.

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

Billing and Collections

We receive payment for managing patient services from:

•	federal and state governments, primarily under the Medicare and Medicaid programs;

•	health maintenance organizations (“HMOs”), preferred provider organizations and private insurers;
•	hospitals in the form of subsidies;
•	fees for management services provided; and
•	individual patients.

The table below presents EmCare’s payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded.

	Percentage of EmCare
	cash collections
	(Net Revenue)
	Year Ended December 31,
	2015	2014	2013
Medicare	23.0%	20.5%	21.1%
Medicaid	9.3	8.9	9.2
Commercial insurance/managed care (excluding Medicare and Medicaid managed care)	46.4	52.5	49.2
Self-pay	2.9	2.4	3.0
Fees/other	5.9	1.6	2.4
Subsidies	12.5	14.1	15.1
Total net revenue	100.0%	100.0%	100.0%

See “Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs” for additional information on reimbursement from Medicare, Medicaid and other government‑sponsored programs.

We code and bill for most of our ED and hospitalist physician services through our wholly owned subsidiary, Reimbursement Technologies, Inc. We utilize paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Coding and billing for our anesthesiology and radiology services is provided by a combination of internal and external billing companies. Certain ED, hospitalist and physician services,  are also billed by external billing companies.

We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third‑party payors and patients. We employ a billing staff of approximately 900 employees who are trained in third‑party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third‑party payors based on the payor’s reimbursement requirements and has the capability to electronically submit most claims to the third‑party payors’ systems. We forward uncollected accounts electronically to outside collection agencies automatically, based on established parameters. Each of these collection agencies have on‑site employees working at our in‑house billing company to assist in providing patients with quality customer service.

Reimbursement for our EmCare physician services has historically been stable. In addition, in many of our hospital contracts, we have had the ability to obtain or modify subsidies to offset any reimbursement or payor mix changes. Further, we typically have visibility into payor mix prior to entering into new contracts, and our payor mix has been stable over time, which allows us to more effectively manage exposure to each payor category.

Contracts

We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. As a national preferred provider of facility-based services, we also contract with large health systems.

We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician‑owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services including billing, scheduling support, accounting and other services. The professional corporation pays our management fee from the fees it collects from patients, third‑party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

Hospital and Practice Support Contracts.  Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one‑year automatic renewals and termination by either party on specified notice.

Our contracts with hospitals provide for one of three payment models:

•	we bill patients and third‑party payors directly for physician fees,
•	we bill patients and third‑party payors directly for physician fees, with the hospital paying us an additional pre‑arranged fee for our services, or
•	we bill the hospitals directly for the services of the physicians.

We bill patients and third-party payors for physician-related services, what is often referred to as the “professional component”. Separately, hospitals and other allied health providers bill the same patients and third-party payors for services they provide, including medical equipment and diagnostic testing. In all cases, the hospitals are responsible for billing and collecting for non‑physician‑related services as well as for providing the capital for medical equipment and supplies associated with the services we provide.

We have established long‑term relationships with some of the largest healthcare facilities providers in the country. As of December 31, 2015, EmCare had contracts covering over 900 clinical departments, with patient revenue generated at the top 10 contracts representing only 5% of EmCare net revenue. One customer, Hospital Corporation of America, comprised 24.1% of EmCare’s total net revenue for the twelve months ended December 31, 2015. We have maintained our relationships with these customers for an average of 10 years.

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

Contracts with healthcare professionals typically have one‑year terms with automatic renewal clauses for additional one‑year terms. The contracts can be terminated with cause for various reasons, and usually contain provisions allowing for termination without cause by either party upon 90 days’ notice. Agreements with physicians generally contain a non‑compete or non‑solicitation provision and, in the case of medical directors, a non‑compete provision. The enforceability of these provisions varies from state to state.

Management Information Systems

We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our “best practice” procedures nationally, while retaining local and regional flexibility. We have developed and implemented several proprietary applications that we believe provide us with a competitive advantage in our operations.

Intellectual Property

We have registered the trademark EmCare, certain other trademarks and the EmCare logo in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the EVHC and EmCare trademarks and the EmTrac, EmComp and EmBillz software, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third‑party intellectual property are material to our business taken as a whole.

Sales and Marketing

Contracts for staffing and related management facility‑based services are obtained through strategic marketing programs and responses to requests for proposal (“RFPs”). EmCare’s business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group within a specific territory. A significant portion of the compensation program for these sales professionals is commissions, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising, conventions and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

A healthcare facility RFP generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to an RFP, EmCare’s senior management ensures that the proposal is consistent with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing model, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Competition

The market for ED staffing and related management services is highly fragmented, with more than 500 national, regional and local providers handling an estimated 136 million patient visits in 2015. There are approximately 5,000 hospitals in the United States that operate EDs, of which approximately 70%  contract with third-party physician management organizations for ED physician staffing and management. We believe approximately 35% of these hospitals contract with a local provider, 8% contract with a regional provider and 26% contract with a national provider based on estimated net revenue.

Team Health is our largest competitor and has the second largest share of the ED services market with an approximately 8% share based on number of contracts. Other large providers of ED staffing services are Hospital Physician Partners, Schumacher Group and California Emergency Physicians.

The markets for anesthesiology, inpatient and radiology services are also highly fragmented. For anesthesiology services, we have a 1% share of the market with an additional 2% market share split between Team Health, Sheridan Healthcare, Premier Anesthesia, North American Partners in Anesthesia and NorthStar Anesthesia. For inpatient services, MEDNAX, Inc. is the market leader, with a 3% share. Other national providers are Team Health, Sound Physicians and Apogee. For radiology services, there are four other national providers, which each have a market share similar to ours at 1%.

EmCare Employees and Independent Contractors

The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2015.

Job Classification	Full-time	Part-time	Total
Physicians	6,438	5,220	11,658
Physician assistants	1,060	733	1,793
Nurse practitioners and other clinical support	2,288	1,373	3,661
Non-clinical employees	3,951	986	4,937
Total	13,737	8,312	22,049

We believe that our relations with our employees and independent contractors are good. None of EmCare’s physicians, physician assistants, nurse practitioners or non‑clinical employees is subject to any collective bargaining agreement.

We offer our physicians substantial flexibility in terms of type of facility, scheduling of work hours, benefit packages, opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base.

AMR

AMR has developed the largest network of ambulance services and a leading position in other healthcare transportation services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2015, we had a 10% share of the total ambulance services market and a 21% share of the private ambulance market. During 2015, AMR treated and transported approximately 3.6 million patients in 39 states and the District of Columbia utilizing over 4,900 vehicles that operated out of over 275 sites. AMR has more than 5,000 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR’s broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

During 2015, approximately 58% of AMR’s net revenue was generated from emergency “911” ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en route. Non‑emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, accounted for 21% of AMR’s net revenue for the same period. The remaining balance of net revenue for 2015 was generated from managed transportation services, fixed‑wing air ambulance services and the provision of training, dispatch and other services to communities and public safety agencies including services provided to FEMA.

AMR has a national contract with FEMA to provide ambulance and para‑transit services, as well as rotary and fixed‑wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

As derived from our annual audited consolidated financial statements, AMR’s net revenue, income from operations and total identifiable assets were as follows for each of the periods indicated (in thousands):

	As of and for the year ended
	December 31,
	2015	2014	2013
Net revenue	$1,799,524	$1,555,186	$1,369,525
Income from operations	125,749	105,991	56,986
Total identifiable assets	2,577,582	1,616,200	1,515,162

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on AMR’s financial results.

We provide substantially all of our healthcare transportation services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

We provide a full range of emergency and non‑emergency ambulance transport and related services, which include:

“911” Response Services.  We provide emergency response services primarily under long‑term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to “911” calls in the designated area within a specified response time. We utilize two types of ambulance units: Advanced Life Support (“ALS”) units and Basic Life Support (“BLS”) units. ALS units, which are staffed by two paramedics or one paramedic and an EMT, are equipped with high‑acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient’s medical situation.

Under certain of our “911” emergency response contracts, we are the first responder to an emergency scene. However, under most of our “911” contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide “911” emergency services in communities that, for a variety of reasons, may not otherwise have contracted this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common “911” contracts described above. The public/private partnerships lower our costs by reducing the number of full‑time paramedics we would otherwise require. We estimate that the “911” contracts that encompass these public/private partnerships represented approximately 11% of AMR’s net revenue for 2015.

Non‑Emergency Healthcare Transportation Services.  We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi‑exclusive contracts, non‑emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the “preferred” provider. Non‑emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

Non‑emergency healthcare transportation services include: (i) inter‑facility critical care transport, (ii) wheelchair and stretcher‑car transports and (iii) other inter‑facility transports.

•

Critical care transports are provided to medically unstable patients, such as cardiac patients and neonatal patients who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our critical care nurses, respiratory therapists, or specially trained critical care paramedics, medical specialists or by an employee of a healthcare facility to attend to a patient’s specific medical needs.

•

Wheelchair and stretcher‑car transports are non‑healthcare transportation provided to handicapped and certain non‑ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation.

•

Other inter‑facility transports, requiring advanced or basic levels of medical supervision during transfer, may be provided when a home‑bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as MRI testing, CAT scans, dialysis or radiation therapy, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient’s needs.

Other Services.  In addition to our “911” emergency and non‑emergency ambulance services, we provide the following services:

•

Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their healthcare transportation‑related needs, including call‑taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

•

Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, air medical transport programs and others.

•

Event Medical Services.  We provide medical stand‑by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand‑by support for numerous sports franchises, various NASCAR events, Hollywood production studios and other specialty events.

•

Paramedic Training.  We own and operate National College of Technical Instruction (“NCTI”), the largest paramedic training college in the United States, operating more accredited programs than any other school, with approximately 950 graduates in 2015.

•	Fixed‑wing Air Ambulance Services. We own Air Ambulance Specialists, Inc., a company that arranges fixed‑wing air ambulance transportation services.
•

Community Paramedic, OnSite and Offshore EMS Services.  We provide mobile healthcare and patient monitoring at home for high “911” user patients and for post discharge patients in readmission prevention programs. Our health/safety solutions, telemedicine and risk avoidance programs are specifically developed for site based activity within the oil and gas industry.

Medical Personnel and Quality Assurance

Approximately 77% of our estimated 27,400 employees have daily contact with patients, including approximately 8,580 paramedics, 12,190 EMTs and 420 nurses. Paramedics and EMTs must be state‑certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the U.S. Department of Transportation, such as those offered at our training institute, NCTI. Paramedic training involves over 1,000 hours of didactic and clinical education focused on advanced levels of care. In addition, specialized courses may be completed to target specific patient populations (such as pediatrics, geriatrics, trauma, burns, etc).

In most communities, the local physician medical director (often in conjunction with a physician advisory board) develops medical protocols to be followed by paramedics and EMTs in a service area. In addition, real‑time instructions are conveyed on a case‑by‑case basis through direct communications between the ambulance crew and hospital emergency physicians. This consultation allows for more comprehensive evaluation and treatment of difficult cases. Like physicians, both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training and/or examinations to maintain their certifications.

AMR has a strong commitment to provide high‑quality pre‑ and post‑hospital emergency medical care. Our focus on patient care is based on the published medical literature, participation with leading academic medical centers throughout the country, affiliation with international efforts to improve clinical care in emergency medical services (“EMS”), and our innovative approach known as AMR Medicine. In each individual location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards. Our participation and leadership in national EMS organizations underscores the importance of our philosophy on patient care.

Of note, our commitment to quality is also reflected in the fact that a number of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services (“CAAS”), representing 23% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

In 2014, we transitioned our patient billing services to a third‑party service provider. Prior to such time, our internal patient billing services offices located across the United States invoiced and collected for our services. We receive payment from the following sources:

•	federal and state governments, primarily under the Medicare and Medicaid programs;
•	HMOs and private insurers;
•	individual patients;
•	fees for stand‑by and event driven coverage, including from our national contract with FEMA; and
•	community subsidies.

The table below presents AMR’s payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded.

	Percentage of AMR
	cash collections
	(Net Revenue)
	Year Ended December 31,
	2015	2014	2013
Medicare	30.4%	30.4%	32.1%
Medicaid	10.0	8.8	7.4
Commercial insurance/managed care (excluding Medicare and Medicaid managed care)	34.6	36.8	39.2
Self-pay	3.9	4.9	6.2
Fees	18.7	16.4	12.5
Subsidies	2.4	2.7	2.6
Total net revenue	100.0%	100.0%	100.0%

See “Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs” for additional information on reimbursement from Medicare, Medicaid and other government‑sponsored programs.

We have substantial experience overseeing the processing of claims to third‑party payors and utilize billing consultants, trained in third‑party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third‑party payors based on the payor’s reimbursement requirements, and have the capability to electronically submit claims to the extent third‑party payors’ systems permit. These systems also provide for tracking of accounts receivable and status of pending payments.

Companies in the ambulance services industry maintain significant provisions for doubtful accounts, or uncompensated care, compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post‑service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency healthcare transportation services. Our provision for uncompensated care generally is higher for transports resulting from emergency ambulance calls than for non‑emergency ambulance requests. See Item 1A, “Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third‑party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.”

State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government‑paid subsidy to provide for uncompensated care, and permitted billing rates under contracts with a community or government agency.

As a “911” emergency response provider, we are uniquely positioned for stable pricing as changes in reimbursement from Medicare or other payors can typically be offset by requesting increases in the rates we are permitted to charge for “911” services from the communities we serve. Communities and municipalities set these emergency allowable rates for commercial payors and, with limited exceptions, do not pay for services out of the tax base. These communities often permit us to increase rates for ambulance services from patients and their third‑party payors in order to ensure the maintenance of required community‑wide “911” emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

See “—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs” for additional information on reimbursement from Medicare, Medicaid and other government‑sponsored programs.

Contracts

Emergency Transport.  As of December 31, 2015, we had over 245 contracts with communities and government agencies to provide “911” emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our “911” contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2015, our top 10 “911” contracts accounted for approximately $415 million, or 23% of AMR’s net revenue. We have served these 10 customers on a continual basis for an average of 35 years.

Our “911” emergency response arrangements typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

Non‑Emergency Transport.  We have more than 4,800 arrangements to provide non‑emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of healthcare transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non‑emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non‑emergency transports to facilities and organizations in competitive markets without specific contracts.

Non‑emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan’s network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider’s members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies. We have contracts with large healthcare networks and insurers including Kaiser, Aetna, Healthnet, Cigna and SummaCare.

We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

Dispatch and Communications

Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management (“SSM”) technology to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 67 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

Emergency Transport.  Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives “911” emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en‑route to the scene, the ambulance crew receives information concerning the patient’s condition prior to the ambulance’s arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition and to receive instructions directly from emergency room personnel on specific pre‑hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, which also may be responding to a call.

Non‑Emergency Transport.  Requests for non‑emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick‑up time. We also offer on‑line, web‑enabled transportation ordering to certain facilities. We use our Millennium software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

Management Information Systems

We support our operations with integrated information systems and standardized procedures that have enabled us to efficiently manage the billing and collections processes and financial support functions. Our technology solutions provide information for operations personnel, including real‑time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

We have three management information systems that we believe have significantly enhanced our operations: our electronic patient care record (“ePCR”) technology, an electronic patient care record‑keeping system, our Millennium call‑taking system, a call‑taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our healthcare transportation services are likely to be required.

Intellectual Property

We have registered the trademarks American Medical Response and the AMR logo and certain other trademarks and service marks in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered the copyrights in our ePCR software and certain other copyrightable works. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the American Medical Response and AMR trademarks and the ePCR, Millennium and SSM systems, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third‑party intellectual property are material to our business taken as a whole.

Sales and Marketing

Our sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well‑qualified to understand the needs of our customers.

We respond to RFPs that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to an RFP, AMR’s management team ensures that the proposal is in line with appropriate financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and customer goals.

Over the last several years, AMR has developed a proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, which provides analytical support to AMR’s differentiated clinical results. The inclusion of this data as part of our RFP submissions to support our clinical outcomes, as well as a recent initiative to improve and centralize our RFP writing process, has resulted in an increase in AMR’s win rate for new “911” emergency services outsourcing contracts from municipalities.

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

Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to incidents. Operations supervisors submit documentation of any incidents resulting in a claim to the third‑party administrator handling the claim. We have a dedicated liability unit with our third‑party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

We utilize an on‑board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in a significant number of our vehicles in emergency response markets. During 2011, we equipped our vehicles with power stretchers, which we believe reduced the number of lifting injuries to our employees in 2012 and going forward.

Competition

Our predominant competitors are fire departments and other local government providers. Based on the population of the top 200 cities, we estimate fire departments and other local government providers are approximately 50% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve. Based on the population of the top 200 cities, we estimate approximately 48% of communities currently contract ambulance services. Of these communities, we believe approximately 67% contract with a local or regional provider, 10% contract with a hospital‑based provider and 23% contract with a national provider.

Competition in the ambulance transport market is based primarily on:

•	pricing;
•	the ability to improve customer service, such as on‑time performance and efficient call intake;
•	the ability to provide comprehensive clinical care;
•	the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel; and
•	billing and reimbursement expertise.

Larger private provider competitors include Falck, a Danish corporation that has increased its U.S. presence in the Northeast and Florida, Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana, Florida and California, and small, locally owned operators that principally serve the inter‑facility transport market.

Insurance

Workers Compensation, Auto and General Liability.  We have retained liability for the first $1 million to $3 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co., through an insurance subsidiary of American International Group, Inc., through CNA or through our Cayman‑based captive insurance subsidiary, EMCA. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

Professional Liability.  Since April 15, 2001, we have a self‑insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, covers the first $5 to $5.5 million for policy periods from April 15, 2002, through April 1, 2010, and covers the first $3 million after April 1, 2010, and through the present. We have umbrella policies with third‑party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million to $20 million for each separate policy period.

Environmental Matters

We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. Non‑compliance with these requirements may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.

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

Employees

The following is the breakdown of our employees by job classification as of December 31, 2015.

Job Classification	Full-time	Part-time	Total
Paramedics	5,727	2,855	8,582
Emergency medical technicians	7,584	4,610	12,194
Nurses	169	249	418
Support personnel	5,095	1,125	6,220
Total	18,575	8,839	27,414

Approximately 45% of AMR employees are represented by 70 active collective bargaining agreements. There are 29 operational locations representing approximately 4,160 employees currently in the process of negotiations or will be subject to negotiation in 2016. In addition, 18 collective bargaining agreements, representing approximately 2,540 employees will be subject to negotiations in 2017. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Competitive Strengths

We believe the following competitive strengths of Envision Healthcare position us to capitalize on the favorable healthcare services industry trends:

Leading Player in Large and Highly Fragmented Markets.  In 2015, we had a total of 21.6 million weighted patient encounters and weighted transports across approximately 2,200 communities. We are one of the largest service providers in our markets, though we estimate that EmCare has only a 10% share of the total ED services market, AMR has only a 10% share of the total ambulance market, and our other services have no more than a 6% share of their respective total markets. Due to our scale and scope, we are able to offer our customers integrated services and national contracting capabilities, while demonstrating differentiated clinical outcomes across our businesses. We have developed strong brand recognition and competitive advantages in clinician recruitment as a result of our market position, clinical best practices and clinician leadership development programs. We believe that our scale and scope, when combined with our capabilities and comprehensive service offerings across the patient continuum, enable us to enter strategic business partnerships with multi‑state hospital systems and communities, differentiating us from local and regional competitors. In addition, we believe that our track record of consistently meeting or exceeding our customers’ service expectations allows us to continue to compete effectively in the bidding process for new contracts. Given our market positions and the highly fragmented markets in which we provide our services, we believe there continue to be significant opportunities to grow market share by obtaining new contracts and through targeted acquisitions.

Differentiated Service Model Well‑Positioned for Growth.  We provide a broad set of clinically based solutions designed to enable healthcare providers, hospital systems, communities and payors to realize economic and clinical benefits. EmCare is differentiated by providing integrated physician and clinician resource management across multiple service lines, utilizing comprehensive evidence‑based clinical protocols and employing a data‑driven process to more effectively recruit and retain physicians. AMR is differentiated by its clinical expertise, logistics management, dispatch and communication center expertise and disaster response on a local and national level. Evolution Health, which draws upon the competencies of EmCare and AMR, partners with payors, hospitals and hospitalist physicians to provide physician‑led coordinated care teams in multiple settings. The quality and cost‑effectiveness of care delivered by these care teams is enhanced by our medical command center for remote tele‑medicine, our community‑based paramedics for in‑home patient monitoring and our transportation services for transferring patients between medical settings. Through the coordination of care among our service lines, we believe that we can deliver a differentiated offering of comprehensive care solutions across the patient continuum.

Ability to Attract and Retain High‑Quality Physicians and Other Clinicians.  Through our differentiated recruiting databases and processes, we are able to identify and target high‑quality clinicians, many with a local market connection, to optimally match the needs of our facility‑based and community‑based customers. We offer physicians and other clinicians substantial flexibility in terms of geographic location, scheduling work hours, benefit packages and opportunities for career development. We also offer clinicians the ability to provide care across the patient continuum, including in pre‑hospital, hospital and post‑hospital environments. We believe that our national presence and operating infrastructure enable us to provide attractive opportunities for our clinicians to enhance their skills through extensive clinical and leadership development programs. At EmCare, we have established what we believe is a highly effective medical director leadership development program. At AMR, we believe we have developed the largest paramedic and emergency medical technician training program in the country. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our strong contract and clinician retention rates and allow us to efficiently recruit clinicians to support our robust new contract pipeline across each of our businesses.

Scalable Technologies and Systems.  As the healthcare industry evolves towards value‑based care, we believe that our technology investments and underlying technology infrastructure will facilitate improved productivity and patient outcomes. Our recent proprietary technology investments include: (i) real‑time patient reporting systems at EmCare to enhance tracking of key patient metrics and improve information flow to our hospital customers, (ii) ePCR at

AMR to enhance clinical data collection and improve billing system automation and (iii) innovative medical command center at Evolution Health, which provides for clinical intervention with patients through remote access to physicians, other clinicians and tele‑medicine solutions. We believe that our existing technology infrastructure and continued technology investments will enhance our value proposition and further differentiate us from our competitors.

Strong and Experienced Management Team with Demonstrated Track Record of Performance.  We have a strong and innovative senior management team who established a track record of success while working together at our company for more than a decade. We are led by William Sanger, our Chief Executive Officer, who has 40 years of industry experience. Randel Owen, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, has 33 years of industry experience. Todd Zimmerman, EmCare’s Chief Executive Officer and one of our Executive Vice Presidents, has 25 years of industry experience. Edward Van Horne, AMR’s Chief Executive Officer and President, has 26 years of industry experience. Our management team has recently implemented a number of value‑enhancing initiatives which have resulted in strong organic revenue growth and improved operating margins.

Strong and Consistent Revenue Growth from Diversified Sources.  We have a history of delivering strong revenue growth through a combination of new contracts, same‑contract revenue growth and acquisitions. We believe that our significant new contract revenue growth has been driven by our differentiated service offerings and ability to deliver efficient, high‑quality care. Further, new contract growth has been accelerating since 2011 as a result of our integrated service offerings and the success of each of EmCare and AMR in cross‑selling services to their respective customers. Our new contract pipeline remains robust across each of our businesses. In 2015, approximately 65% of EmCare new contracts were signed with facilities not previously utilizing our services. We believe that same‑contract revenue growth is supported by consistent underlying market volume trends and stable pricing due to the emergency nature of many of our services. Market volumes have been driven primarily by the non‑discretionary nature of our services, aging demographics and primary care physician shortages that drive patients to emergency rooms. Furthermore, the passage of the PPACA has led to increased patient volumes and provided reimbursement opportunities with respect to previously uninsured patients. To supplement our same‑contract and new contract organic growth, we have a proven track record of executing strategic acquisitions to expand our service lines and market presence.

Significant Recurring Revenue with Strong and Stable Cash Flow.  We believe that our business model and the contractual nature of our businesses drive a meaningful amount of recurring revenue. We believe that our ability to consistently deliver high levels of customer service to improve our customers’ key metrics is illustrated by our long‑term customer relationships. The 10 largest customers at EmCare and AMR have an average tenure of 10 and 36 years, respectively. During 2015, approximately 88% of our net revenue was generated under exclusive contracts that historically have yielded high retention rates. We believe that our recurring revenue, when combined with our attractive operating margins and relatively low capital expenditure and working capital requirements, has resulted in strong and predictable cash flows. We believe that our geographic, customer, facility and service line diversification further supports the stability of our business model and cash flows.

Efficient Cost Structure and Disciplined Approach to Sustainable Growth.  We have a strong track record of achieving profitable growth, increasing operating margins and identifying cost reduction opportunities. From 2010 to 2015, our revenue grew at a compound annual growth rate (“CAGR”) of 13.8%. Over the same time period, our Adjusted EBITDA CAGR was 13.4%, with Adjusted EBITDA margins remaining consistent. We have improved our AMR operations by deploying new technologies and processes, re‑aligning our support costs and exiting certain underperforming contracts, resulting in improved operating margins. At EmCare, we have implemented initiatives to improve physician productivity, including more efficient scheduling around peak and off‑peak hours, use of mid‑level providers and re‑aligning physician compensation programs, each of which resulted in improved hospital metrics. We believe there are significant additional opportunities to improve productivity and reduce operating costs.

Business Strategy

We intend to enhance our leading market positions by implementing the following key elements of our business strategy:

Capitalize on Organic Growth Opportunities.  Our scale and scope, leading market positions and long operating history combined with our value‑enhancing initiatives, provide us with competitive advantages to continue to grow our business. We intend to gain market share from local, regional and national competitors as well as through continued outsourcing of clinical services by healthcare facilities, communities and payors. We believe that EmCare is well‑positioned to continue to generate significant organic growth due to its integrated service offerings, differentiated, data‑driven processes to recruit and retain physicians, scalable technology and sophisticated risk management programs. We believe these factors have driven EmCare’s strong track record in obtaining new contracts and retaining existing customers. At AMR, we believe market share gains will be driven by our strong clinical expertise, high‑quality service, strong brand recognition and advanced information technology capabilities. In particular, our proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, provides analytical support to AMR’s differentiated clinical results and has been a key factor in obtaining new contracts. We anticipate driving significant organic growth in Evolution Health by adding new contracts to meet the demand for physician‑led care management solutions outside the hospital.

Grow Complementary and Integrated Service Lines.  Our continued focus on cross‑selling and offering integrated services across the patient continuum has helped hospital systems, communities and payors to realize economic benefits and clinical value for patients. We continue to enter complementary service lines at both EmCare and AMR that leverage our core competencies. At EmCare, we continue to expand and integrate our ED, anesthesiology, hospitalist, post‑hospital, radiology, tele‑radiology and surgery services. Our ability to cross‑sell EmCare services is enhanced by our national and regional contracts that provide preferred access to certain healthcare facilities throughout the United States. In addition, our Complete Care package, which is an integrated offering of ED and hospitalist services in primarily rural communities, has been one of our most successful recent growth initiatives. These factors, among others, have increased the percentage of healthcare facilities utilizing multiple EmCare service lines from 11% in 2010 to 22% in 2015. At AMR, we have expanded service lines, such as our managed transportation operations, fixed‑wing air transportation services and community paramedic programs, with both new and existing customers. We expect Evolution Health to be a catalyst for cross‑selling our services across all of our businesses and not just within a particular segment or service line.

Supplement Organic Growth with Selective Acquisitions.  The markets in which we compete are highly fragmented, with only a few national providers. We believe we have a successful track record of completing and integrating selective acquisitions in both our EmCare and AMR segments. This has enhanced our presence in existing markets, facilitated our entry into new geographies and expanded the scope of our services. For the eight‑year period from 2007 through 2014, we successfully completed and integrated 38 acquisitions that were funded primarily through operating cash flows. In 2015, we acquired nine companies for total consideration of approximately $1.4 billion. We believe there are substantial opportunities for additional acquisitions across our businesses. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity.

Enhance Operational Efficiencies and Productivity.  We believe there continue to be significant opportunities to build upon our success in improving our productivity and profitability. At AMR, we expect to benefit from additional investments in technology aimed at improving deployment of our resources. We also expect to benefit from enhancing our ePCR billing and clinical data collection capabilities. In addition, we believe there are opportunities in areas such as optimization of field operations and fleet management. At EmCare, we continue to focus on initiatives to improve productivity. These include more efficient scheduling, continued use of mid‑level providers, enhancing our leadership training programs and improving and re‑aligning compensation programs. Furthermore, in both segments, we will continue to utilize risk mitigation programs for loss prevention and early intervention including continued use of clinical “fail‑safes” and technology and equipment in ambulances to reduce vehicular incidents and lifting injuries. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies. Opportunities include improved efficiencies in the deployment of our ambulance resources, enhancing our risk‑mitigation program, improving billing/collection cycle times and reducing costs with the implementation of electronic medical record systems at our client facilities.

Expand our Evolution Health Business.  We believe that our strong market positions in integrated facility‑based physician services and community‑based healthcare transportation services uniquely position us to provide physician‑led care management solutions outside the hospital. We offer an attractive value proposition through our business model which helps payors reduce their cost of care, promote the most appropriate care in the most appropriate setting, identify member health risks, enable self‑care and independence at home, and reduce hospital lengths of stay and readmissions. For hospitals, we believe our business model can improve patient flow coordination, decrease lengths of stay and reduce readmission rates. We are implementing our strategy by first utilizing analytics to identify eligible patients and then employing multiple techniques and physician‑led services to manage the quality and cost of patient care, including transitional care teams, direct patient care and care coordination by clinicians outside the acute‑care setting, tele‑monitoring and tele‑medicine.

Regulatory Matters

Our operations and relationships with allied healthcare providers such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government‑sponsored healthcare programs. For 2015, we received approximately 26% of our net revenue from Medicare and 9% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. Additionally, prepayment reviews, auto denial edits and prepayment investigations can also occur. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to us typically is conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non‑payment for services rendered or lead to allegations of billing fraud. Moreover, third‑party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third‑party payors. Additional factors that could complicate our billing include:

•	disputes between payors as to which party is responsible for payment,
•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government, and
•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a determination is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non‑compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

We establish an allowance for discounts applicable to Medicare, Medicaid and other third‑party payors and for doubtful accounts, or uncompensated care, based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts, or uncompensated care, on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through rate increases to specific payors, cost reductions, increased volume, the introduction of additional procedures or otherwise.

Medicare Physician Fee Schedule.    Medicare reimburses us for physician services based upon the Medicare Physician Fee Schedule (“MPFS”).  For 2016, all payment rates under the MPFS will be 0.29% less than 2015 payment rates, as discussed below.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) provides for annual rate increases of 0.5% for a five-year period (starting July 1, 2015 through the end of 2019). CMS’s 2016 MPFS Final Rule, effective January 1, 2016, implemented the 0.5% payment mandated by MACRA, as well as the misvalued code target established in 2014 under the Protecting Access to Medicare Act (“PAMA”). The purpose of the misvalued code reduction was to reduce payments due to misvalued codes by setting an expenditure savings target. If the expenditure savings target was not met in a given year, the law mandated an across-the-board reduction in MPFS payments in an amount sufficient to meet the savings target. In 2016, the expenditure reduction target was set at 1%. For 2016, the MPFS will be decreased by the 0.77% target recapture amount reduction required by the PAMA and a 0.02% budget neutrality decrease, partially offset by the 0.5% payment rate increase pursuant to MACRA, resulting in a 0.29% overall reduction in MPFS payment rates.

Starting in 2020, through the end of 2025, there will be no annual updates to the payment rates, but physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (“MIPS”), which is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records, and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on their composite performance score for each of the four assessment categories compared to the performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers.”

Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (“APMs”) that involve risk of financial loss and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to the Medicare physician payment system, the law also extends funding for the Children’s Health Insurance Program (“CHIP”). The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is extended through fiscal year 2017.

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

Rules Applicable to Midlevel Practitioners.  EmCare utilizes physician assistants and nurse practitioners, sometimes referred to collectively as “midlevel practitioners”, to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the midlevel practitioner’s chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a midlevel practitioner’s services are reimbursed at a rate equal to 85% of the Physician Fee Schedule amount. However, when a midlevel practitioner assists a physician who is directly and personally involved in the patient’s care, we often bill for the services of the physician at the full Physician Fee Schedule rates and do not bill separately for the midlevel practitioner’s services. We believe our billing and documentation practices related to our use of midlevel practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

The SNF Prospective Payment System.  Under the Medicare prospective payment system applicable to skilled nursing facilities (“SNFs”), the SNFs are financially responsible for some ancillary services, including certain ambulance transports (“PPS transports”) rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF’s Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has issued two industry‑wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties or that enforcement authorities will not find that we have failed to comply with these requirements.

Paramedic Intercepts.  Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe AMR currently has procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Patient Signatures.    Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative as defined in the regulations, prior to submitting a claim for payment from Medicare. The CMS requirement that we obtain patient signatures or comply with the requirements for meeting the exception could adversely impact our cash flow because of the delays that may occur in meeting such requirements, or our inability to bill Medicare when we are unable to do so. Further, although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Physician Certification Statements.  Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non‑emergency transports provided to patients with chronic conditions, such as end‑stage renal disease. For certain other non‑emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g., signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe AMR currently has procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Ambulance Services Fee Schedule.    Medicare reimburses us for ambulance transport services based on the CMS national fee schedule for payment of ambulance transport services. The ambulance fee schedule was adopted to control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation. A significant portion of our ambulance transport revenue is derived from Medicare payments.  Congressional action provided for a phase‑in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers’ pre‑existing “reasonable charge” reimbursement rates. This phase-in provision resulted in a decrease in Medicare reimbursement rates payable under the fee schedule. Subsequent legislation modified the amounts payable, temporarily mitigating these decreases to the Ambulance Fee Schedule.  We have been able to substantially mitigate these phase‑in reductions through additional fee and subsidy increases.

The ambulance service rate decreases under the national fee schedule mandated by Congress have adversely impacted AMR’s net revenue in prior years.   While a further reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions until January 1, 2018. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

Coordination of Benefits Rules.  When our services are covered by multiple third‑party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as coordination of benefits (“COB”). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a “secondary payor” only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

Consequences of Non‑compliance.  In the event any of our billing and collection practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing, reckless or deliberate, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including suspension or exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives, managers and board of directors. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of the PPACA, statutory provisions were added which allow improper retention of an overpayment for 60 days or more to be a basis for a False Claim Act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally‑funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti‑Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. The PPACA includes a provision codifying this view as to the Anti‑Kickback Statute by stating that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Anti‑Kickback Statute

We are subject to the federal Anti‑Kickback Statute. The Anti‑Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti‑Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. As part of the PPACA, Congress amended the intent requirement of the federal anti‑kickback and criminal healthcare fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Violations of the Anti‑Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti‑Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti‑Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) in which parties can seek an advisory opinion from the OIG.

We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to SNFs, patient co‑payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on the U.S. Department of Health and Human Services (“HHS”) and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See “Corporate Compliance Program and Corporate Integrity Obligations”.

Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies (i) transports for which the facility must pay the ambulance company and (ii) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99‑2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti‑Kickback Statute when the ambulance company also receives referrals of Medicare and other government‑funded transports. The OIG opined that such discounts implicate the Anti‑Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG’s views. In 2006, we entered into a settlement with the DOJ and a Corporate Integrity Agreement (“CIA”) to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti‑Kickback Statute. The term of that CIA has expired, we have filed a final report, and this CIA was released in February 2012.

We believe that we have structured our relationships with hospitals and SNFs in a manner that is in compliance with the Anti‑Kickback Statute, however we cannot assure you that enforcement agencies will not find that some of the arrangements are in violation of the statute.

The OIG has also addressed potential violations of the Anti‑Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control “911” patient referrals and ambulance companies which receive such referrals may violate the Anti‑Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti‑Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Fee‑Splitting; Corporate Practice of Medicine

EmCare employs or contracts with physicians or physician‑owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third‑party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non‑clinical personnel may implicate the restrictions on the corporate practice of medicine. In such states, we maintain long‑term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee‑splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee‑splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

We are also subject to the federal self‑referral prohibitions, commonly known as the “Stark Law”. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally‑funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters”. The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government‑sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

Another statute, commonly referred to as the Civil Monetary Penalties Law, imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, violations of the Anti‑Kickback Statute, inappropriately reducing hospital care lengths of stay for such patients, and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of HIPAA

Among other directives, the Administrative Simplification Provisions of HIPAA required the federal HHS to adopt standards to protect the privacy and security of certain health‑related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable personal health information (“PHI”) by “HIPAA covered entities”, which include entities like AMR and EmCare.

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

The American Recovery and Reinvestment Act, enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates”, which include EmCare when we are working on behalf of our affiliated medical groups. A final rule implementing HITECH was published in the Federal Register on January 25, 2013. That rule, which has been enforced by HHS since September 23, 2013, enhances the protection of PHI and steps up penalties for violations of HIPAA.

Violations of the HIPAA privacy and security standards, as amended by HITECH, may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with the “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI” as defined by HHS guidance, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

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

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement International Classification of Diseases, 10th Edition (“ICD‑10”) for medical coding on October 1, 2013. CMS subsequently delayed ICD‑10 compliance until October 1, 2015. We believe we have complied with these mandates.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third‑party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti‑kickback law, almost all of those states also have adopted self‑referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third‑party payor, including commercial insurers, not just those reimbursed by a federally‑funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation and Related Laws and Guidelines

In certain jurisdictions, changes in our ownership structure require pre‑or post‑notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. See “Risk Factors—Risks Related to Healthcare Regulation—Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties”.

We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non‑reimbursable or prior payments being subject to recoupments, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 (“EMTALA”), which prohibits “patient dumping” by requiring hospitals and hospital EDs and others to assess and stabilize any patient presenting to the hospital’s EDs or urgent care center requesting care for an emergency medical condition, regardless of the patient’s ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

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

Antitrust Laws

Antitrust laws such as the Sherman Act and state counterparts prohibit anticompetitive conduct by separate competitors, such as price fixing or the division of markets. Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to antitrust laws that prohibit anti‑competitive conduct between or among separate legal entities or individuals. Although we believe we have structured our physician contracts to substantially comply with these laws, we cannot assure you that antitrust regulatory agencies or a court would not find us to be non‑compliant.

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

In addition, our Board of Directors reviews our corporate compliance program on an annual basis. The Board of Directors made a determination that the program was effective for 2015.

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

As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments, and if appropriate, penalties. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. A provision passed as part of healthcare reform legislation requires that any overpayments be refunded within 60 days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

When the U.S. Government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement (“CIA”) with the OIG for a set period of years. As a condition of settlement of government investigations, certain of our operations are subject to two separate CIAs with the OIG.  The first CIA relates to the settlement of an investigation into alleged AMR conduct arising in its New York City operations and covers the period of May 2011 through May 2016. As part of this CIA, AMR is required to establish and maintain a compliance program that includes the following elements (i) a compliance officer and committee, (ii) written standards including a code of conduct and policies and procedures, (iii) general and specific training and education, (iv) claims review by an independent review organization, (v) disclosure program for reporting of compliance issues or questions, (vi) screening and removal processes for ineligible persons, (vii) notification of government investigations or legal proceedings, (viii) establishment of safeguards applicable to our contracting processes and (ix) reporting of overpayments and other “reportable events”. In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR’s services in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture. The divesture was completed on July 1, 2013. The second CIA relates to a September 2009 qui tam action filed against Rural/Metro in the U. S. District Court for the Northern District of Alabama. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services.  The federal government intervened in the lawsuit on March 14, 2011, and on June 14, 2012, Rural/Metro entered into a settlement agreement with the DOJ and plaintiff, agreeing to pay $5.5 million to the federal government. In connection with this settlement, Rural/Metro entered into a CIA with the OIG, which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and reporting of certain reportable events.  The term of this CIA is five years and is set to expire in June 2017.

If we fail or if we are accused of failing to comply with the terms of our existing CIAs, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. Government in the future we may be required to enter into additional CIAs.

See Item 1A, “Risk Factors—Risks Related to Healthcare Regulation” for additional information related to regulatory matters.

Additional Information

Our principal executive offices are located at 6200 S. Syracuse Way, Suite 200, Greenwood Village, CO 80111, and our general telephone number at that address is (303) 495‑1200. We were incorporated in February 2011 in the State of Delaware. The Company files electronically with the SEC required reports on Form 8‑K, Form 10‑Q and Form 10‑K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800‑SEC‑0330. Such materials may also be accessed electronically on the SEC’s Internet site (www.sec.gov). We maintain an Internet website at http://www.evhc.net and make available free of charge on or through our website our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, compliance, and corporate governance and nominating committees are also available on our website www.evhc.net under the headings “Corporate Governance” and “Code of Business Conduct and Ethics.”

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

Risks Related to Our Business

We are subject to decreases in our revenue and profit margin under our fee‑for‑service contracts, where we bear the risk of changes in volume, payor mix and third‑party reimbursement rates.

In our fee‑for‑service arrangements, which generated approximately 78% of our net revenue for the year ended December 31, 2015, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government‑sponsored healthcare programs, third‑party reimbursement rates, and transports and patient volume. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See “—Risks Related to Healthcare Regulation—Changes in the rates or methods of third‑party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations”.

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

A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non‑emergency transports. Substantially all of our net revenue in the year ended December 31, 2015, was generated under contracts, including exclusive contracts that accounted for approximately 88% of our 2015 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide “911” services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

Our non‑compete agreements and other restrictive covenants involving physicians may not be enforceable.

We have contracts with physicians and professional corporations in many states. Some of these contracts, as well as our contracts with hospitals, include provisions preventing these physicians and professional corporations from competing with us both during and after the term of our relationship with them. The law governing non‑compete agreements and other forms of restrictive covenants varies from state to state. Some states are reluctant to strictly enforce non‑compete agreements and restrictive covenants applicable to physicians. There can be no assurance that our non‑compete agreements related to affiliated physicians and professional corporations will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including capitalizing on organic growth opportunities, growing complementary and integrated services lines, pursuing selective acquisitions, enhancing operational efficiencies and productivity, and expanding our Evolution Health business. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long‑term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Our margins may be negatively impacted by cross‑selling to existing customers or selling bundled services to new customers.

One of our growth strategies involves the continuation and expansion of our efforts to sell complementary services across our businesses. There can be no assurance that we will be successful in our cross‑selling efforts. As part of our cross‑selling efforts, we may need to offer a bundled package of services that are at a lower price point to existing or new customers as compared to the price of individual services or otherwise offer services which may put downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other services included in such package, we could face reputational harm which could negatively impact our relationships with our customers and ultimately our results of operations.

We may not succeed in our continuing efforts to develop our Evolution Health business, which is subject to additional rules, prohibitions, regulations and reimbursement requirements that differ from our facility-based physician and healthcare transportation services.

 We have continued to expand our physician-led services outside the hospital through our Evolution Health business. Currently, Evolution Health accounts for less than 5% of our consolidated net revenue and provides services in only four states. A key component of our growth strategy is to continue to expand our Evolution Health business by adding new customers and entering new geographic markets. As part of this strategy, we are expanding the physician-led services we provide through Evolution Health to health plans, hospital systems, and at-risk provider groups.   The continuing expansion of our Evolution Health business will expose us to additional risks, in part because our Evolution Health business requires compliance with additional federal and state laws and regulations, including those that govern licensure, enrollment, documentation, prescribing, coding, and scope of practice, which may differ from the laws and regulations that govern our other businesses. For example, we utilize nurses and other allied health personnel in providing care to patients outside the acute-care setting. It is necessary for us to make sure that these personnel only provide services within the scope of their license. Compliance with applicable laws and regulations may result in unanticipated expenses. In addition, if we are unable to comply with the additional legal requirements, we could incur liability which could materially and adversely affect our business, financial condition or results of operations.

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

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships. If this strategy is not successful, our financial performance could be adversely affected.

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

  In addition, we have entered into and in the future expect to enter into risk-based partnerships designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both when they are in the hospital and after they are discharged. Examples of such opportunities include CMS initiatives such as the CMS Bundled Payments for Care Improvement initiative, in which participation commenced in 2015, the Medicare Shared Savings Program and the Independence at Home Demonstration, as well as agreements entered into by our Evolution Health business with health plans that include risk-based incentives tied to outcomes. We view taking advantage of targeted risk-based initiatives, including opportunities afforded by the PPACA, as an important part of our business strategy in order to develop our integrated service offerings across the patient continuum, continue the expansion of our Evolution Health business, further develop our relationships with hospitals, hospital systems and other payors, and prepare for the possibility that Medicare may require us to participate in a capitated or value-based payment system for certain of our businesses in the future.

Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. In addition, if we fail to deliver quality care under these risk-based partnerships at a cost consistent with our expectations, or are unable to adequately assess and manage the risks we are assuming, our participation in these initiatives may be less profitable than previously expected, or we may be subject to significant financial penalties depending on the program.  An unsuccessful implementation of such initiatives could materially and adversely affect our business, financial condition or results of operations.

We could be subject to lawsuits for which we are not fully reserved.

Physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job‑related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of CCC, which then reinsure the entire program, procured primarily by EmCare’s wholly owned insurance subsidiary, EMCA. AMR currently has an insurance program which includes a combination of insurance purchased from third parties and large self‑insured retentions and/or deductibles for all of its insurance programs subsequent to September 1, 2001. AMR reinsures a portion of these self‑insured retentions and/or deductibles through an arrangement with EMCA. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

Our liability to pay for EmCare’s and certain of AMR’s insurance program losses is partially collateralized by funds held through EMCA and letters of credit issued by Corporation and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. If our AMR losses with respect to such claims exceed the collateral held by AMR’s insurance providers or the collateral held through EMCA, and the letters of credit issued by Corporation in connection with our self‑insurance program or the limits of our insurance policies, we will have to fund such amounts.

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 (“ERISA”) and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage‑hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly‑implemented laws and regulations.

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

See “—Risks Related to Healthcare Regulation”.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long‑term portion of insurance reserves was $252.7 million and $180.6 million as of December 31, 2015 and 2014, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

Some of our insurance coverage is through various third‑party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

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

We have pursued, and may continue to pursue, acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. In 2015, we acquired nine companies for total consideration of approximately $1.4 billion, including our acquisition of Rural/ Metro.  We have evaluated, and expect to continue to evaluate, possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business, such as Rural/ Metro, into our existing business. Furthermore, acquisitions in new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur debt to finance acquisitions. Such borrowings may not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

The high level of competition in our segments of the market for medical services could adversely affect our contract and revenue base.

EmCare.  The market for providing physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Hospital Physician Partners, The Schumacher Group, California Emergency Physicians, and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians or greater access to potential customers. We also compete against local physician groups and self‑operated facility‑based physician services departments for satisfying staffing and scheduling needs.

AMR.  The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third‑party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as, Falck, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. In 2011, the California state legislature passed legislation which makes some public agencies eligible for additional federal funding for Medi‑Cal ambulance transports if certain conditions are met. These additional funds may provide an opportunity for certain public agencies, including local fire departments, to enter into the ambulance transportation market or provide additional ambulance transports, which could increase competition in the California market. As of December 31, 2015, we are unaware of any public agencies receiving funds from this program.

We are required to make capital expenditures, particularly for our healthcare transportation business, in order to remain compliant and competitive.

Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our net capital expenditures from purchases and sales of assets totaled $94.4 million, $75.6 million, and $65.0 million in the years ended December 31, 2015, 2014 and 2013, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break‑ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

Information security risks have generally increased in recent years because of new technologies and the increased incidence of cyber‑attacks resulting in the theft of protected health, business or financial information. Outside parties may also attempt to fraudulently induce our employees or to release confidential or sensitive information or to make fraudulent payments, through illegal electronic tactics. A failure in or breach of our information systems as a result of cyber‑attacks or other tactics could disrupt our business, result in the release or misuse of confidential or proprietary information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third‑party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third‑party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

As of December 31, 2015, we contracted with approximately 7,100 physicians and clinical personnel as independent contractors to fulfill our contractual obligations to customers. Because we treat these physicians as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these physicians is consistent with a long‑standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these physicians as independent contractors by federal or state taxing authorities were successful and these physicians were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these physicians did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these physicians and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

Many of our AMR employees are represented by labor unions and any work stoppage could adversely affect our business.

Approximately 45% of AMR employees are represented by 70 active collective bargaining agreements. There are 29 operational locations representing approximately 4,160 employees currently in the process of negotiations or will be subject to negotiation in 2016. In addition, 18 collective bargaining agreements, representing approximately 2,540 employees will be subject to negotiations in 2017. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

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

We do not believe that a FEMA deployment adversely affects our ability to service our local “911” contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities, such as inter‑facility transports, and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

Risks Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could take a long period of time to resolve, cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third‑party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third‑party payors, such as Medicare and Medicaid. These third‑party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, the site of service and the identity of the practitioner who provided the service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors, (ii) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim, (iii) requirements that we make repayment within a specified period of time to any payor which pays us more than the amount to which we are entitled, (iv) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities, (v) “reassignment” rules governing our ability to bill and collect professional fees on behalf of our physicians, (vi) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats and (vii) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See “Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs”.

Governmental and private third‑party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third‑party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non‑payment for services rendered or refunds of amounts previously paid for such services. In addition, non‑compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, HIPAA, the federal Anti‑Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti‑Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

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

In addition, from time to time we self‑identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

On January 16, 2009, the HHS released the final rule mandating that everyone covered by the Administrative Simplification Provisions of HIPAA, which includes EmCare and AMR, must implement ICD‑10 for medical coding. Pursuant to the HIPAA Administrative Data Standards and Related Requirements all claims submitted on or after October 1, 2015, were required to comply with ICD-10 guidelines. ICD‑10 codes contain significantly more information than the ICD‑9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD‑9 codes. We have and may continue to incur additional costs for computer system updates, training, and other resources required to implement these changes.

Other changes to the Medicare program intended to implement Medicare’s new “pay for performance” philosophy may require us to make investments to receive maximum Medicare reimbursement for our services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System (the “PQRS”), formerly known as the Medicare Physician Quality Reporting Initiative, which provides additional Medicare compensation to physicians who implement and report certain quality measures.

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

HIPAA required HHS to adopt standards to protect the privacy and security of certain health‑related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “covered entities”, which include EmCare and AMR.

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

HITECH, as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Under HITECH mandatory penalties are imposed for certain violations of HIPAA that are due to “willful neglect”. Penalties range from $100 per violation and can exceed $50,000 for a single violation and up to $250,000 for repeated violations, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. HITECH also authorized state attorneys general to file suit on behalf of their residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross‑section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

A number of laws bear on our relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee‑splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non‑professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues.

Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti‑competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business.

Various licensing and certification laws, regulations and standards apply to us, our affiliated physicians and our relationships with our affiliated physicians. Failure to comply with these laws and regulations could result in our services being found to be non‑reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

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

Our relationships with healthcare providers and facilities and our marketing practices are subject to the federal Anti‑Kickback Statute and similar state laws, and we entered into a settlement in 2006 for alleged violations of the Anti‑Kickback Statute.

We are subject to the federal Anti‑Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in‑kind goods or services, as well as cash. Certain federal courts have held that the Anti‑Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti‑Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti‑Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Recognizing that the federal Anti‑Kickback Statute is broad, Congress authorized the OIG to issue a series of regulations, known as “safe harbors”. These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Anti‑Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti‑Kickback Statute when the ambulance company also receives referrals of Medicare and other government‑funded transports from the facility. The OIG has clarified that not all discounts violate the Anti‑Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas prior to 2002 contained discounts in violation of the federal Anti‑Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA. The term of that CIA has expired, we have filed a final report with the OIG and this CIA was released in February 2012.

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. Many states have adopted laws similar to the federal Anti‑Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions which, among other things, allege that our practices or relationships violate the Anti‑Kickback Statute. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third‑party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in the PPACA, a claim resulting from a violation of the Anti‑Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, the PPACA amended the Anti‑Kickback Statute in a manner which makes it easier for the government to demonstrate intent to violate the statute which is an element of a violation.

In addition to AMR’s contracts with healthcare facilities and public agencies, other marketing practices or transactions entered into by EmCare and AMR may implicate the Anti‑Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti‑Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

If we are found to have violated the Anti‑Kickback Statute or a similar state statute, we may be subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA.

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

In certain jurisdictions, changes in our ownership structure require pre‑ or post‑notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re‑application or re‑enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Our changes in corporate structure and ownership involving changes in our beneficial ownership required us in some instances to give notice, re‑enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs. The extent of such notices and filings may vary in each jurisdiction in which we operate, although those regulatory entities requiring notification generally request factual information regarding the new corporate structure and new ownership composition of the operating entities that hold the applicable licensing and certification.

While we have made reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non‑compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, or if we are unable to favorably resolve current regulatory investigations, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

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

In September 2009, a qui tam action was filed against Rural/Metro in the U. S. District Court for the Northern District of Alabama. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services.  The federal government intervened in the lawsuit on March 14, 2011, and on June 14, 2012, Rural/Metro entered into a settlement agreement with the DOJ and plaintiff, agreeing to pay $5.5 million to the federal government. In connection with this settlement, Rural/Metro entered into a CIA with the OIG (the “Rural/Metro CIA”), which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and reporting of certain reportable events.  The term of the Rural/Metro CIA is five years and is set to expire in June 2017.  On October 28, 2015, the Company completed its acquisition of Rural/Metro and, therefore, is responsible for compliance with the terms of the Rural/Metro CIA.

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

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million during the year ended December 31, 2015, based on management’s estimates of probable exposure resulting from the HMA Lawsuits.  The reserve has been included in restructuring and other charges in the Company’s statements of operations for the twelve months ended December 31,

2015. We are unable to predict the timing of final resolution of this matter, and there can be no assurance that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

On December 10, 2012, an OIG subpoena was served on Mercy Hospital, Buffalo, New York, requesting documents related to interfacility specialty care transports provided by Rural/ Metro’s Buffalo division. Rural/Metro provided responsive documents. On April 14, 2014, Rural/ Metro received a second subpoena from the DOJ, Western District of New York, requesting additional information. The investigation was subsequently expanded to include Rural/Metro’s Kentucky market. Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. We are unable to determine the potential impact, if any, that will result from this investigation.

On January 8, 2015, the U.S. Attorney’s Office for the District of Arizona issued a Civil Investigative Demand (“CID”) for copies of documents pertaining to ambulance transports provided by Rural/ Metro in its San Diego and Arizona markets. The CID does not provide any information regarding specific allegations or claims made by the government.  Rural/ Metro is cooperating with the government during its investigation and has provided responsive documents.  We are unable to determine the potential impact, if any, that will result from this investigation.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. See “—Risks Related to Healthcare Regulation—The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations”. The PPACA and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the healthcare delivery system.

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

We derive a majority of our revenue from direct billings to patients and third‑party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. The ambulance service rate decreases under the Congressionally mandated national fee schedule have adversely impacted AMR’s net revenue in prior years. While a further reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any reductions until January 1, 2018. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. One of the primary provisions of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) replaces the SGR annual update methodology to determine payments for physicians’ services with a merit based incentive payment system, starting in 2020. Additionally, MACRA included a provision that extends Medicare ambulance add-on payments, supplemental payments based on the point of pickup, until April 1, 2018. The long term impact of MACRA, including the transition to merit based incentive programs, is still being analyzed and we cannot estimate the impact of this legislation on our future revenues.

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, sets forth across-the-board cuts, or sequestrations, to Medicare reimbursement rates, which began in April 2013. These annual reductions of 2%, on average, apply to mandatory and discretionary spending and have been extended through 2025.  Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will continue to be reduced by 2%, on average, annually.

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

We have substantial indebtedness. As of December 31, 2015, we had total indebtedness, including capital leases, of approximately $3,029.7 million, including $750.0 million of Corporation’s 5.125% Senior Notes due 2022 (“2022 Notes”), $2,276.2 million of borrowings under the senior secured term loan facility (“Term Loan Facility”), and approximately $3.5 million of other long‑term indebtedness. In addition, as of December 31, 2015, after giving effect to approximately $140.8 million of letters of credit issued under the asset‑backed revolving credit facility (“ABL Facility”), we were able to borrow approximately $409.2 million under the ABL Facility. On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550.0 million. As of December 31, 2015, we also had approximately $242.9 million in operating lease commitments.

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

We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The Company is not subject to any restriction on its ability to incur indebtedness. The terms of the indenture governing the 2022 Notes and the credit agreements governing the ABL Facility and the Term Loan Facility do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If the Company’s subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indenture governing the 2022 Notes, the Company’s subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $140.8 million of letters of credit issued under the ABL Facility, as of December 31, 2015, we were able to borrow an additional $409.2 million under the ABL Facility.

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

Senior Secured Credit Facilities.  The credit agreements governing the ABL Facility and the Term Loan Facility (together, the “Senior Secured Credit Facilities”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

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

The credit agreement governing the ABL Facility also contains other covenants customary for asset‑based facilities of this nature. Our ability to borrow additional amounts under the credit agreement governing the ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

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

Our indebtedness under the ABL Facility bears interest at variable rates and, to the extent the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR”) exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2015, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point increase in interest rates would result in approximately a $28.3 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	changes in our customers’ preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•	action by institutional stockholders or other large stockholders, including future sales;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;
•	any future sales of our common stock or other securities; and
•	additions or departures of key personnel.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of February 19, 2016, we had 187,054,786 outstanding shares of common stock. Of these shares, all of the 179,907,145 shares of common stock sold in our initial public offering in August of 2013, and in the secondary offerings in February, July, and September of 2014, and March of 2015, are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding as of February 19, 2016, are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act.

In August 2013, we filed a registration statement under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans will also be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2015, there were stock options outstanding to purchase a total of 9,390,316 shares of our common stock and there were 134,700 shares of our common stock subject to restricted stock units. In addition, 16,376,956 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes‑Oxley Act of 2002, is expensive and time‑consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange (“NYSE”) and the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight resulting in increased operating costs. These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our Board of Directors and its committees and institute more comprehensive compliance and investor relations functions.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and the effectiveness of our disclosure controls and procedures quarterly. In connection with management's assessment of the Company's internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company’s internal control over estimates of unbilled revenue for patient encounters in its EmCare segment, which  was remediated as of the date of this Annual Report.  We cannot assure you that our system of internal controls will be able to prevent material weaknesses in our internal controls in the future.   If our internal controls prove insufficient to prevent a material weakness in the future, the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, and disruptions to our business.

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

Anti‑takeover provisions in our amended and restated certificate of incorporation and amended and restated by‑laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by‑laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by‑laws collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
•

provide for our classified Board of Directors, which divides our Board of Directors into three classes, with members of each class serving staggered three‑year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

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
•

require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by‑laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by‑laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, to fund the share repurchase program approved by our Board of Directors on October 21, 2015, (see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our share repurchase program), for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. The timing of any share repurchases under our recently announced share repurchase program will depend upon marketplace conditions, our capital allocation strategy, and other factors.  Further, the indenture governing the 2022 Notes and the agreements governing the Senior Secured Credit Facilities significantly restrict the ability of subsidiaries to pay dividends, repurchase shares or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock or to repurchase shares of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease approximately 80,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the Company, EmCare and AMR corporate headquarters and which also serves as one of AMR’s billing offices. Our leases for our business segments are described below.

EmCare

We lease approximately 182,000 square feet in an office building at 13737 Noel Road, Dallas, Texas, for certain of EmCare’s key support functions and regional operations. Our primary lease expires in 2024. We also lease 62 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2026.

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

AMR

We lease approximately 90,000 square feet in an office building at 8465 North Pima Road, Scottsdale, Arizona for certain of AMR’s key support functions and regional operations.  Our primary lease expires in 2025.  We also lease approximately 700 administrative facilities and other facilities used principally for ambulance basing, garaging, fire stations and maintenance in those areas in which we provide ambulance services. We own 26 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2030.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability, auto accident and workers compensation claims. There can be no assurance that our insurance coverage and self‑insured liabilities will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations other than as set forth below.

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

In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, we entered into a CIA for a five‑year period beginning May 20, 2011. Pursuant to this CIA, we are required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. We entered into the settlement in order to avoid the uncertainties of litigation, and did not admit any wrongdoing. In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR’s services in New York, although the obligations of our compliance program remain in effect for ongoing AMR operations following the divestiture, which was completed on July 1, 2013.

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. While certification of the rest period claims in the consolidated Karapetian/ Aguilar case was denied, the Court certified classes on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees. On October 13, 2015, the Court decertified all classes in the Karapetian/Aguilar case, a decision that is being appealed.  In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel has indicated that it intends to dismiss that claim as AMR’s policy complies with a recent Court of Appeals decision. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed; while the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present and that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million during 2015, based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.

In September 2009, a qui tam action was filed against Rural/Metro in the U.S. District Court for the Northern District of Alabama. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services.  The federal government intervened in the lawsuit on March 14, 2011, and on June 14, 2012, Rural/Metro entered into a settlement agreement with the DOJ and plaintiff, agreeing to pay $5.5 million to the federal government. In connection with this settlement, Rural/Metro entered into a CIA with the OIG (the “Rural/Metro CIA”), which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and reporting of certain reportable events.  The term of the Rural/Metro CIA is five years and is set to expire in June 2017.  On October 28, 2015, the Company completed its acquisition of Rural/Metro.

On December 10, 2012, an OIG subpoena was served on Mercy Hospital, Buffalo, New York, requesting documents related to interfacility specialty care transports provided by Rural/Metro’s Buffalo division. Rural/Metro provided responsive documents. On April 14, 2014, the Rural/Metro received a second subpoena from the DOJ, Western District of New York, requesting additional information. The investigation was subsequently expanded to include Rural/Metro’s Kentucky market.  Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. We are unable to determine the potential impact, if any, that will result from this investigation.

On January 8, 2015, the U.S. Attorney’s Office for the District of Arizona issued a CID for copies of documents pertaining to ambulance transports provided by Rural/Metro in its San Diego and Arizona markets. The CID does not provide any information regarding specific allegations or claims made by the government.  Rural/Metro is cooperating with the government during its investigation and has provided responsive documents.  We are unable to determine the potential impact, if any, that will result from this investigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EVHC”. The high and low sale prices of our common stock during 2014 and 2015 on the NYSE are set forth below.

2014	High	Low
First Quarter	$36.80	$29.86
Second Quarter	$38.02	$30.36
Third Quarter	$37.05	$33.43
Fourth Quarter	$36.00	$30.48

2015	High	Low
First Quarter	$39.00	$31.99
Second Quarter	$40.66	$35.50
Third Quarter	$45.95	$35.54
Fourth Quarter	$38.64	$20.33

As of February 19, 2016, there were approximately 20 holders of record of our common stock.

Dividends.  We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by the Senior Secured Credit Facilities and indenture governing the 2022 Notes. See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party.

We did not pay dividends in 2014 and 2015 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10‑K, which information will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected financial data derived from our consolidated financial statements for each of the periods indicated (amounts in thousands). The selected financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing in Item 8 of this Annual Report.

Financial data for each of the periods indicated are derived from our audited consolidated financial statements (in thousands, except share and per share amounts). As a result of the Merger in May 2011, information for the year ended December 31, 2011, is generally separated into two periods, the periods preceding the Merger (“Predecessor”) and the period succeeding the Merger (“Successor”).

	Successor					Predecessor
					Period from	Period from
					May 25	January 1
	Year ended	Year ended	Year ended	Year ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	May 24,
	2015	2014	2013	2012	2011	2011
Statement of Operations Data:
Revenue, net of contractual discounts	$9,853,009	$7,884,953	$6,771,522	$5,834,632	$3,146,039	$2,053,311
Provision for uncompensated care	(4,405,093)	(3,487,309)	(3,043,210)	(2,534,511)	(1,260,228)	(831,521)
Net revenue	5,447,916	4,397,644	3,728,312	3,300,121	1,885,811	1,221,790
Compensation and benefits	3,922,273	3,156,480	2,667,439	2,307,628	1,311,060	874,633
Operating expenses	681,342	487,841	424,865	421,424	259,639	156,740
Insurance expense	145,829	120,983	106,293	97,950	65,030	47,229
Selling, general and administrative expenses	120,158	90,731	106,659	78,540	44,355	29,241
Depreciation and amortization expense	182,897	146,155	140,632	123,751	71,312	28,467
Restructuring charges	30,169	6,968	5,669	14,086	6,483	—
Income from operations	365,248	388,486	276,755	256,742	127,932	85,480
Interest income from restricted assets	651	1,135	792	625	1,950	1,124
Interest expense, net	(117,183)	(110,505)	(186,701)	(182,607)	(104,701)	(7,886)
Realized gains (losses) on investments	21	371	471	394	41	(9)
Other income (expense), net	(966)	(3,980)	(12,760)	1,422	(3,151)	(28,873)
Loss on early debt extinguishment	—	(66,397)	(68,379)	(8,307)	—	(10,069)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	247,771	209,110	10,178	68,269	22,071	39,767
Income tax benefit (expense)	(97,374)	(89,498)	994	(27,463)	(9,328)	(19,242)
Income (loss) before equity in earnings of unconsolidated subsidiary	150,397	119,612	11,172	40,806	12,743	20,525
Equity in earnings of unconsolidated subsidiary	353	254	323	379	276	143
Net income (loss)	150,750	119,866	11,495	41,185	13,019	20,668
Less: Net (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)	—	—	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$144,892	$125,508	$5,995	$41,185	$13,019	$20,668

	Successor					Predecessor
					Period from	Period from
					May 25	January 1
	Year ended	Year ended	Year ended	Year ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	May 24,
	2015	2014	2013	2012	2011	2011
Comprehensive Income:
Net income (loss)	$150,750	$119,866	$11,495	$41,185	$13,019	$20,668
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(486)	(723)	(892)	1,632	(41)	182
Unrealized gains (losses) on derivative financial instruments	693	(294)	266	857	(2,661)	25
Total other comprehensive income (loss), net of tax	207	(1,017)	(626)	2,489	(2,702)	207
Comprehensive income (loss)	150,957	118,849	10,869	43,674	10,317	20,875
Less: Comprehensive (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)	—	—	—
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$145,099	$124,491	$5,369	$43,674	$10,317	$20,875
Weighted average common shares outstanding (in millions):
Basic	185.6	182.0	150.2	130.2	129.5	411.8
Diluted	191.5	189.9	157.0	132.9	130.8	417.1
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.78	$0.69	$0.04	$0.32	$0.10	$0.05
Diluted	$0.76	$0.66	$0.04	$0.31	$0.10	$0.05
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$249,108	$274,048	$54,115	$216,435	$114,821	$67,975
Investing activities	(1,440,275)	(276,818)	(98,597)	(154,043)	(2,965,976)	(89,459)
Financing activities	1,013,949	116,953	191,362	(138,583)	2,698,630	20,671
Cash and cash equivalents	141,677	318,895	204,712	57,832	134,023	286,548
Total assets	6,388,191	4,703,753	4,300,017	4,036,833	4,013,108
Long-term debt and capital lease obligations, including current maturities	3,017,650	2,038,226	1,907,699	2,659,380	2,372,289
Total equity	2,001,441	1,769,041	1,609,753	544,687	913,490

Quarterly Financial Information (unaudited)

The following tables summarize our unaudited results for each quarter in the years ended December 31, 2015 and 2014 (in thousands, except per share amounts).

	2015
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,244,502	$1,354,258	$1,367,370	$1,481,786
Income from operations	83,263	114,320	59,957	107,708
Net income (loss)	33,930	53,688	18,570	44,562
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	33,375	52,416	17,236	41,865

Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.18	0.28	0.09	0.22
Diluted	0.17	0.27	0.09	0.22

	2014
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,014,211	$1,075,327	$1,150,329	$1,157,777
Income from operations	68,318	93,139	113,901	113,128
Net income (loss)	21,525	(1,992)	52,843	47,490
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	24,825	(1,992)	52,776	49,899

Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.14	(0.01)	0.29	0.27
Diluted	0.13	(0.01)	0.28	0.26

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements for the Company and the notes to the audited consolidated financial statements included in Item 8 of this Annual Report and the “Selected Financial Data” included in Item 6 of this Annual Report. The following discussion contains forward‑looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Item 1A of this Annual Report. Our results may differ materially from those anticipated in any forward‑looking statements.

Company Overview

We are a leading provider of physician‑led, medical services in the United States with more than 49,000 employees and affiliated clinicians. We market our services on a stand‑alone, multi‑service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility‑based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele‑radiology and surgery. EmCare also offers physician‑led care management solutions outside the hospital. AMR is a leading provider and manager of community based healthcare transportation services, including emergency “911”, non‑emergency, managed transportation, fixed‑wing ambulance and disaster response.

EmCare

Over its 40 years of operating history, EmCare has become the leading provider of integrated facility‑based physician services to healthcare facilities, communities and payors in the United States based on number of contracts with hospitals and affiliated physician groups. During 2015, EmCare had approximately 18.0 million patient encounters in 42 states and the District of Columbia. As of December 31, 2015, EmCare had a 10% share of the total emergency department services market and a 14% share of the emergency department services market based on number of contracts. EmCare’s share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

EmCare has contracts covering over 900 clinical departments with hospitals and independent physician groups to provide emergency, anesthesiology, hospitalist/inpatient care, radiology, tele‑radiology and surgery services as well as other administrative services. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians.

AMR

Over its nearly 55 years of operating history, AMR has developed the largest network of ambulance services and a leading position in other healthcare transportation services in the United States. As of December 31, 2015, AMR had a 10% share of the total ambulance services market and a 21% share of the private ambulance market, the largest share among providers based on number of transports and net revenue. During 2015, AMR treated and transported approximately 3.6 million patients in 39 states and the District of Columbia by utilizing its fleet of over 4,900 vehicles that operate out of more than 275 sites. As of December 31, 2015, AMR had more than 5,000 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. During 2015,  approximately 58% of AMR’s net revenue was generated from emergency “911” ambulance transport services. Non‑emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports accounted for 21% of AMR’s net revenue for the same period. The remaining balance of net revenue for 2015 was generated from managed transportation services, fixed‑wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co‑pay under their third‑party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third‑party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement.

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2015, 2014 and 2013. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received. During 2014, the Company determined that Medicare and Medicaid managed care programs would be better categorized in the Medicare and Medicaid payor class and has reclassified those encounters in the presentation below and conformed prior periods to current period presentation.

	Percentage of Cash			Percentage of Total
	Collections (Net Revenue)			Volume
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Medicare	25.5%	24.0%	25.1%	31.5%	30.4%	29.5%
Medicaid	9.5	8.9	8.5	24.6	23.3	22.5
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	42.5	46.9	45.5	29.5	30.0	30.3
Self-pay	3.2	3.3	4.2	14.4	16.3	17.7
Fees	10.1	6.8	6.1	—	—	—
Subsidies	9.2	10.1	10.6	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care (excluding Medicare and Medicaid managed care) has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self‑pay (primarily uninsured patients) has represented approximately 14% to 18% of our total patient volume, but is only 3% to 4% of our total cash collections. The decrease in self‑pay as a percentage of total revenue over the past three years has been due to additional EmCare service lines with lower self‑pay, including our post‑acute care services. The decrease in self‑pay as a percentage of total volume has been primarily driven by Medicaid expansion, evidenced by an approximate 1.6% drop in self‑pay volume to 14.4% for 2015 as compared to a self‑pay mix of approximately 16.0% in the fourth quarter of 2014.

Included within the Fees category in the table above are revenues primarily from our locum tenens staffing and permanent placement services, acute and post-acute managed care services, managed transportation services, and fire protection services.  The 3.3% increase in Fees in 2015 as compared to 2014 is a result of recent acquisitions and organic growth in these service offerings.

Our approximate quarterly payor mix as a percentage of both net revenue and total transports and patient encounters for 2015, 2014, and 2013 is presented below.

	2015
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	24.9%	26.0%	25.2%	25.9%	31.8%	31.8%	31.1%	31.4%
Medicaid	8.8	10.1	9.5	9.5	24.3	24.8	23.9	25.2
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	43.5	43.9	42.4	40.5	29.2	29.1	30.3	28.9
Self-pay	2.6	3.6	2.8	3.8	14.7	14.3	14.7	14.5
Fees	8.9	5.2	14.7	11.3	—	—	—	—
Subsidies	11.3	11.2	5.4	9.0	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	2014
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	24.8%	24.0%	23.6%	23.9%	31.9%	30.2%	29.9%	30.4%
Medicaid	8.3	8.7	9.0	9.5	23.4	23.4	22.3	24.3
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	46.3	47.0	47.4	47.5	27.4	30.3	31.9	29.3
Self-pay	3.4	3.3	3.6	2.9	17.3	16.1	15.9	16.0
Fees	7.1	7.5	7.6	6.5	—	—	—	—
Subsidies	10.1	9.5	8.8	9.7	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	2013
	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	For the quarter ended				For the quarter ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Medicare	25.5%	25.3%	24.3%	24.8%	30.6%	30.3%	29.9%	29.3%
Medicaid	8.5	8.6	8.2	8.7	22.3	22.4	21.3	22.9
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	47.0	45.7	45.5	44.6	29.8	30.1	30.8	29.1
Self-pay	4.3	4.4	4.0	4.0	17.3	17.2	18.0	18.7
Fees	5.2	5.5	7.7	7.6	—	—	—	—
Subsidies	9.5	10.5	10.3	10.3	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

EmCare

Of EmCare’s net revenue for the year ended December 31, 2015, approximately 68% was derived from our hospital contracts for emergency department staffing, 10% from our hospitalist/inpatient services, 7% from contracts related to anesthesiology services, 7% from our post‑acute care services, 4% from our locum tenens services, 1% from our radiology/teleradiology services, 1% from surgery services and 2% from other hospital management services. Approximately 83% of EmCare’s net revenue was generated from billings to third‑party payors and patients for patient encounters and approximately 17% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

•

Number of contracts.  This reflects the number of contractual relationships we have for ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele‑radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.
•

Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third‑party payors and hospitals.

The change from period to period in the number of patient encounters under our “same store” contracts is influenced by general conditions affecting community health, as well as hospital‑specific elements, many of which are beyond our direct control. The general conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital‑specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include:

•

Provider compensation per hour of coverage.  Provider compensation per hour of coverage includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full‑time, part‑time and independently contracted providers. Analyzing provider compensation per hour of coverage enables us to monitor our most significant cost in performing services under our contracts.

•

Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third‑party, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

EmCare’s business is not as capital intensive as AMR’s and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

Approximately 81% of AMR’s net revenue for the year ended December 31, 2015, was transport revenue derived from the treatment and transportation of patients, including fixed‑wing air ambulance services, based on billings to third‑party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. AMR’s measures for transport net revenue include:

•

Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and to measure certain costs of the business. Excluded from our transport data are transports which are brokered through our managed transportation business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non‑emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers by category in an effort to better measure net revenue and costs. In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non‑emergency transports, and the effects of general community conditions affecting the need for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region’s health status and/or infrastructure and (iii) community‑specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include:

•

Unit hours and cost per unit hour.  Our measurement of a unit hour is based on a fully staffed ambulance or wheelchair van for one operating hour. We use unit hours and cost per unit hour to measure compensation‑related costs and the efficiency of our deployed resources. We monitor unit hours and cost per unit hour on a combined basis, as well as on a segregated basis between ambulance and wheelchair transports.

•

Operating costs per transport.  Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport‑related costs, but excluding compensation‑related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

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

AMR’s business requires various investments in long‑term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, medical equipment, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non‑GAAP Measures

“Adjusted EBITDA” is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity‑based compensation expense, transaction costs related to acquisition activities, related party management fees, restructuring and other charges, adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”) and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The Company’s reportable operating segment results were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Facility-Based Physician Services
Net revenue	$3,648,392	$2,842,458	$2,358,787
Income from operations	239,499	282,495	219,842
Adjusted EBITDA	377,657	363,333	294,033
Healthcare Transportation Services
Net revenue	$1,799,524	$1,555,186	$1,369,525
Income from operations	125,749	105,991	56,986
Adjusted EBITDA	226,662	192,891	151,745
Segment Totals
Net revenue	$5,447,916	$4,397,644	$3,728,312
Income from operations	365,248	388,486	276,828
Adjusted EBITDA	604,319	556,224	445,778

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	2015	2014	2013
Net income (loss)	$150,750	$119,866	$11,495
Add-back of non-operating expense (income):
Interest expense, net	117,183	110,505	186,701
Income tax expense (benefit)	97,374	89,498	(994)
Loss on early debt extinguishment	—	66,397	68,379
Realized losses (gains) on investments	(21)	(371)	(471)
Interest income from restricted assets	(651)	(1,135)	(792)
Equity in earnings of unconsolidated subsidiary	(353)	(254)	(323)
Other expense (income), net	966	3,980	12,760
Corporate operating expense	—	—	73
Income from operations—segment totals	365,248	388,486	276,828
Add-back of operating expense (income):
Depreciation and amortization expense	182,897	146,155	140,632
Restructuring and other charges	30,169	6,968	5,669
Severance and related costs	4,593	—	—
Net (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)
Adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes	395	(2,259)	—
Interest income from restricted assets	651	1,135	792
Equity-based compensation expense	6,590	5,109	4,248
Transaction costs	19,634	4,988	—
Related party management fees	—	—	23,109
Adjusted EBITDA—segment totals	604,319	556,224	445,778
Corporate operating expense	—	—	(73)
Adjusted EBITDA	$604,319	$556,224	$445,705

Factors Affecting Operating Results

Healthcare Reform

The Patient Protection and Affordable Care Act, or the PPACA, contains a number of provisions that could materially impact our operating results in the coming years. The PPACA increased access to health insurance benefits for the uninsured and underinsured population of the United States.  Specifically, the PPACA increases the number of individuals with Medicaid eligibility, established health insurance exchanges to facilitate private insurance coverage, implements reimbursement policies that tie payment to quality, and facilitates the creation of organizations that may use capitation and other alternative payment methodologies.

Rate Changes by Other Government Sponsored Programs

Medicare reimburses us for ambulance services based on its national fee schedule for payment of ambulance transport services. While additional ambulance fee schedule reductions were scheduled to go into effect in 2014, Congressional action prevented further reductions until January 1, 2018. Additionally, Congressional action has extended Medicare ambulance add-on payments, supplemental payments based on the point of pickup, until April 1, 2018.  Reductions in the ambulance service rate under the national ambulance fee schedule have adversely impacted AMR’s net revenues in prior years.  We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business. Although we have previously been able to substantially mitigate the impact of previous reductions in AMR’s rate changes through additional fee and subsidy increases, we may not be able to do so in the future.

Medicare reimburses us for physician services provided to Medicare beneficiaries based upon reimbursement rates in the Medicare Physician Fee Schedule, or MPFS. For 2016, all payment rates under the MPFS will be 0.29% less than 2015 payment rates. The Medicare Access and CHIP Reauthorization Act of 2015, or the MACRA, provides for 0.5% annual increases in the MPFS through 2019, but the increase will be offset by a 0.77% expenditure savings reduction and 0.02% budget neutrality decrease.  Starting in 2020, through the end of 2025, there will be no annual increases to the payment rates, but physicians will have the opportunity to receive additional payment adjustments through an incentive-based payment program that rewards quality performance based on clinical and other assessment criteria.

Federal deficit reduction initiatives have resulted in lower levels of Medicare spending and decreased reimbursements rates since 2011. The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates, which began in April 2013. These annual reductions of 2%, on average, apply to mandatory and discretionary spending and have been extended through 2025.  Unless Congress takes action in the future to modify these sequestrations Medicare reimbursements will continue to be reduced by 2%, on average, annually.

The regulations implementing PPACA increased Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. Federal funding for the enhanced Medicaid payments expired on December 31, 2014 and was not reauthorized, which adversely impacted our 2015 operating results.

For additional information regarding the impact of regulatory matters that could affect our operating results, please see “Business – Regulatory Matters”.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 8.7%, 12.5%, and 12.6% of AMR’s operating expenses for the years ended December 31, 2015, 2014 and 2013, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

Claims Liability and Professional Liability Reserves

We are generally self‑insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that are risk free. Management believes this is the rate at which we could transfer such liabilities in an orderly transaction between market participants at the time. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. For the years ended December 31, 2015, 2014 and 2013, we recorded an increase in our provisions for insurance liabilities of $7.3 million, $7.5 million and $9.1 million, respectively. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non‑current liabilities.

Trade and Other Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow‑up procedures for certain accounts. EmCare and AMR write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third‑party collection agencies for further follow‑up collection efforts. We record any subsequent collections through third‑party collection efforts as a recovery.

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write‑off experience and other economic data. We record our patient‑related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee‑for‑service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation.

Our provision and allowance for uncompensated care is based primarily on the historical collection and write‑off activity of our approximately 21.6 million total annual weighted patient encounters and weighted transports. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. Our allowance for uncompensated care is related principally to receivables we record for self‑pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. Our allowance for uncompensated care is also related to co‑pays, deductibles and certain hospital subsidies recorded in other payor classifications. While we do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of our allowance for uncompensated care associated with fee for service charges as of December 31, 2015, was equal to approximately 94% and 86% of outstanding self‑pay receivables for EmCare and AMR, respectively, consistent with our collection history. The table below represents our self‑pay aging on a gross basis; there are no significant allowances for contractual discounts associated with self‑pay receivables. This aging has not been adjusted for transfers out of self‑pay and into other payor classifications typically completed within the first 60 days after the date of service.

	December 31,	December 31,
	2015	2014
	(dollars in thousands)
0 - 30	$780,663	$684,097
31 - 60	383,564	306,304
61 - 90	322,495	264,249
91+	202,904	139,513
Total	$1,689,626	$1,394,163

We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Equity Based Compensation

Our equity based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black‑Scholes option‑pricing model and is recognized as expense over the requisite service period. The Black‑Scholes model requires various highly judgmental assumptions, including expected volatility and option life. If any of the assumptions used in the Black‑Scholes model change significantly, equity based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. To the extent our actual forfeiture rate is different from our estimate, equity based compensation expense is adjusted accordingly. See Note 16 to our accompanying consolidated financial statements.

Common Stock Valuation

In the absence of a public trading market for the Company’s common stock prior to August 14, 2013, the Company’s Board of Directors directed management to engage an independent third‑party valuation specialist to assist in determining a reasonable estimate of the then‑current fair value of the Company’s common stock for purposes of determining the fair value of its stock options on the date of grant. In determining the estimated fair value of the Company’s common stock, the methodologies, approaches and assumptions were consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately‑Held Company Equity Securities Issued as

Compensation”. The estimated fair value of the common stock underlying the Company’s stock options has been valued on a semi‑annual basis using an income approach and a market approach, which require numerous objective and subjective factors including:

•	the nature and history of the business;
•	current and historical operating performance;
•	expected future operating performance;
•	the financial performance of the business at each valuation date;
•	the lack of marketability of the Company’s common stock;
•	the market performance of comparable publicly traded companies;
•	industry information such as market size, growth and the impact of regulatory changes; and
•	macroeconomic conditions.

The following table provides, by grant date, the number of stock options awarded during the period from April 1, 2012, through August 13, 2013, the exercise price for each set of grants, the associated estimated fair value of the Company’s common stock and the fair value of the option:

			Fair Value
	Options	Exercise	of Underlying	Fair Value
Grant Date	Granted	Price	Stock	of Option
April 1, 2012	188,883	$3.69	$3.69	$0.78
August 2, 2012	37,748	$5.41	$5.41	$1.50
November 5, 2012	31,368	$5.41	$5.41	$1.50
December 31, 2012	18,488	$5.41	$5.41	$1.50
January 1, 2013	286,458	$5.41	$5.41	$1.49
February 13, 2013	55,455	$5.41	$5.41	$1.49
March 4, 2013	61,882	$7.85	$7.85	$2.16
April 1, 2013	92,423	$5.41	$7.85	$3.32

The options granted on April 1, 2013, were granted at an exercise price below the fair market value of the underlying common stock on the grant date, so the intrinsic value of each option on the grant date was $2.44. These options, which related to the acquisition of Guardian Healthcare Group, Inc. in December 2012, were granted as of April 1, 2013; the exercise price for these options was based on the fair market value of the underlying common stock in December 2012 at the time of such acquisition.

The $7.85 estimated fair value per share of the common stock underlying the stock options awarded on each of March 4, 2013, and April 1, 2013, was based on the semi‑annual valuation by an independent third‑party valuation specialist using the Company’s results through December 31, 2012. Such valuation was completed and made available to us in early March 2013, after the year‑end audited consolidated financial statements had been approved by the Company’s board of directors and audit committee. Given this timing, the $5.41 estimated fair value per share of the common stock underlying the stock options awarded on each of January 1, 2013, and February 13, 2013, was based on the semi‑annual valuation by an independent third‑party valuation specialist using the Company’s results through June 30, 2012. The increase in the fair value of the Company’s common stock from April 1, 2012, through the March 4, 2013, and April 1, 2013, option grant dates is reflective of results having exceeded forecast throughout the year ended December 31, 2012, with a 6.2% increase in net revenue and a 17.2% increase in Adjusted EBITDA compared to the year ended December 31, 2011. Management also revised the Company’s future forecast based on these results and improving market conditions, which we believe also impacted the increase in the fair value of the common stock during this period.

We believe that the increase in the fair value of common stock from the $7.85 estimated fair value as of the March 4, 2013, and April 1, 2013, option grant dates when compared to the Company’s assumed initial public offering price is primarily due to the following factors:

•

Increase in valuation multiples.  There has been an overall strong performance in the equity markets and stock market indices and, in particular, strong increases in the valuation multiples of publicly traded companies within the markets in which the Company operates. The S&P 500 Healthcare index increased in market value 16.0% during the period from March 4, 2013, through July 29, 2013. More specifically, the common stock of the Company’s two closest comparable industry peer companies, Team Health and IPC, increased in market value 15.3% and 16.3%, respectively, during such period. We believe these increases are due, in part, to the anticipated impact of healthcare reform. Given the Company’s capital structure, with no outstanding preferred stock and relatively stable outstanding debt balances since the beginning of 2013, the recent increases in valuation multiples and the corresponding increase to the Company’s enterprise value have had a leveraging effect in increasing the estimated fair value of the Company’s common stock when compared to the estimated fair value as of the March 4, 2013, and April 1, 2013, option grant dates.

•

Improved financial performance.  The Company reported net revenue growth of 10.2% and Adjusted EBITDA growth of 10.2% during the first quarter of 2013 compared to the first quarter of 2012. The Company also experienced second quarter 2013 net revenue growth of 12.3% and Adjusted EBITDA growth of 10.0% compared to the second quarter of 2012.

•

Historic discount for lack of marketability.  The lack of marketability detracts from the value of non‑public common stock when compared to common stock that is otherwise generally comparable but is readily marketable. In consultation with an independent third‑party valuation specialist, we historically used the protective put method as a quantitative model to determine the appropriate discount to apply to the various equity valuation models used. Applying this method, we have historically used a 20% discount for lack of marketability of the Company’s common stock to determine the fair value of stock options on the date of grant.

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

•

Interest savings due to redemption of PIK Notes.  We used a portion of the net proceeds from the initial public offering to redeem in full the outstanding $450 million 9.125% / 10.000% Senior PIK Toggle Notes due 2017 (“PIK Notes”), which bore cash interest at a rate of 9.25%. This redemption out of the net proceeds reduces our on‑going interest expense by approximately $42 million per year.

The intrinsic value of all outstanding vested and unvested options as of August 13, 2013, based on the initial public offering price of $23.00 per share and the exercise price of the outstanding options are as follows:

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. We estimate our provision for contractual discounts and uncompensated care based on payor reimbursement schedules, historical collections and write‑off experience and other economic data. As a result of the estimates used in recording the provisions and the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short‑term.

The majority of the patients we treat are for the provision of emergency care in the pre‑hospital and hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third‑party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time the patient is within our care, there are numerous patient encounters where such information is not available. In such cases, our billing operations will initially classify these patients as self‑pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after we have treated these self‑pay patients, our billing staff may identify the appropriate insurance or other third‑party payor and re‑assign the account from a self‑pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self‑pay, our billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written‑off and sent to a collection agency. Our revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of our accounts receivable.

The changes in the provisions for contractual discounts and estimated uncompensated care are primarily a result of changes in our gross fee-for‑service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, are generally negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look‑back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to the contractual discount and uncompensated care provisions each month, and therefore also increase or decrease our current period net revenue. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $14.7 million, $12.5 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. We have recorded reserves based upon management’s best estimate of final outcomes, but such estimates may differ from the tax authorities ultimate outcomes.

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

Goodwill and other indefinite lived intangible assets are not amortized and are required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill or other indefinite lived intangible assets may be impaired. Goodwill and other indefinite lived intangible assets are allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill and indefinite life intangible assets may become impaired and may result in material charges to our statement of operations. Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as a reporting unit. As of December 31, 2015, $1,999.1 million and $1,272.8 million of goodwill had been allocated to EmCare and AMR, respectively. Based on our most recent goodwill impairment analysis completed during the third quarter of 2015, we concluded that the fair value of each reporting unit exceeded its carrying value, indicating no goodwill or indefinite lived intangible asset impairment was present.

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

Results of Operations

Basis of Presentation

The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our consolidated audited statements of operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

	Year Ended December 31,
		% of net		% of net		% of net
	2015	revenue	2014	revenue	2013	revenue
Net revenue	$5,447,916	100.0%	$4,397,644	100.0%	$3,728,312	100.0%
Compensation and benefits	3,922,273	72.0	3,156,480	71.8	2,667,439	71.5
Operating expenses	681,342	12.5	487,841	11.1	424,865	11.4
Insurance expense	145,829	2.7	120,983	2.7	106,293	2.8
Selling, general and administrative expenses	120,158	2.2	90,731	2.1	106,659	2.9
Depreciation and amortization expense	182,897	3.4	146,155	3.3	140,632	3.8
Restructuring and other charges	30,169	0.5	6,968	0.1	5,669	0.2
Income from operations	365,248	6.7	388,486	8.9	276,755	7.4
Interest income from restricted assets	651	0.0	1,135	0.0	792	0.0
Interest expense, net	(117,183)	(2.2)	(110,505)	(2.5)	(186,701)	(5.0)
Realized gains (losses) on investments	21	0.0	371	0.0	471	0.0
Other income (expense), net	(966)	(0.0)	(3,980)	(0.1)	(12,760)	(0.3)
Loss on early debt extinguishment	—	—	(66,397)	(1.5)	(68,379)	(1.8)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	247,771	4.5	209,110	4.8	10,178	0.3
Income tax benefit (expense)	(97,374)	(1.7)	(89,498)	(2.0)	994	0.0
Income (loss) before equity in earnings of unconsolidated subsidiary	150,397	2.8	119,612	2.8	11,172	0.3
Equity in earnings of unconsolidated subsidiary	353	0.0	254	0.0	323	0.0
Net income (loss)	150,750	2.8	119,866	2.8	11,495	0.3
Less: Net (income) loss attributable to noncontrolling interest	(5,858)	(0.1)	5,642	0.1	(5,500)	(0.1)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$144,892	2.7%	$125,508	2.9%	$5,995	0.2%

Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Year Ended December 31,
		% of net		% of net		% of net
	2015	revenue	2014	revenue	2013	revenue
Net revenue	$3,648,392	100.0%	$2,842,458	100.0%	$2,358,787	100.0%
Compensation and benefits	2,922,381	80.0	2,258,227	79.5	1,860,565	78.9
Operating expenses	195,154	5.4	111,624	3.9	89,873	3.8
Insurance expense	95,737	2.6	71,855	2.5	68,976	2.9
Selling, general and administrative expenses	68,203	1.9	47,979	1.7	51,952	2.2
Depreciation and amortization expense	97,249	2.7	69,242	2.4	66,653	2.8
Restructuring and other charges	30,169	0.8	1,036	0.1	926	0.1
Income from operations	$239,499	6.6%	$282,495	9.9%	$219,842	9.3%

Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Year Ended December 31,
		% of net		% of net		% of net
	2015	revenue	2014	revenue	2013	revenue
Net revenue	$1,799,524	100.0%	$1,555,186	100.0%	$1,369,525	100.0%
Compensation and benefits	999,892	55.6	898,253	57.8	806,874	58.9
Operating expenses	486,188	27.0	376,217	24.2	334,922	24.5
Insurance expense	50,092	2.8	49,128	3.2	37,317	2.7
Selling, general and administrative expenses	51,955	2.9	42,752	2.7	54,704	4.0
Depreciation and amortization expense	85,648	4.7	76,913	4.9	73,979	5.4
Restructuring and other charges	—	—	5,932	0.4	4,743	0.3
Income from operations	$125,749	7.0%	$105,991	6.8%	$56,986	4.2%

The year ended December 31, 2015 compared to the year ended December 31, 2014

Consolidated

Our results for the year ended December 31, 2015, reflect an increase in net revenue of $1,050.3 million and an increase in net income of $19.4 million compared to the year ended December 31, 2014. The increase in net income is attributable primarily to operational growth and the loss on early debt extinguishment of the 2019 Notes in June of 2014, partially offset by a $30.2 million reserve recorded for several previously disclosed lawsuits related to EmCare’s contracts for physician services at hospitals affiliated with Health Management Associates, Inc. (“HMA Lawsuits”) in 2015.

Net revenue.  For the year ended December 31, 2015, we generated net revenue of $5,447.9 million compared to net revenue of $4,397.6 million for the year ended December 31, 2014, representing an increase of 23.9%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA.  For the year ended December 31, 2015, Adjusted EBITDA was $604.3 million, or 11.1% of net revenue, compared to $556.2 million, or 12.6% of net revenue, for the year ended December 31, 2014. The decrease in Adjusted EBITDA as a percentage of net revenue was primarily attributable to increased provider compensation, loss of Medicaid Parity revenue, and certain underperforming contracts at EmCare.

Restructuring and other charges.  For the year ended December 31, 2015, restructuring and other charges were $30.2 million compared to $7.0 million for the year ended December 31, 2014. The increase was attributable to a $30.2 million reserve recorded for the HMA Lawsuits.

Interest expense, net.  For the year ended December 31, 2015, interest expense was $117.2 million compared to $110.5 million for the year ended December 31, 2014.  The increase was primarily attributable to the incremental borrowings under the Term Loan Facility entered into in 2015.

Other income (expense), net.  For the year ended December 31, 2015, other income (expense), net was $1.0 million of expense compared to $4.0 million of expense for the year ended December 31, 2014.  The increase was primarily attributable to expenses incurred in conjunction with the secondary offerings during the year ended December 31, 2014.

Income tax benefit (expense).  For the year ended December 31, 2015, income tax expense was $97.4 million compared to an income tax expense of $89.5 million for the year ended December 31, 2014. Our effective tax rate was 39.3% for the year ended December 31, 2015, and 42.8%  for the year ended December 31, 2014.  Our effective tax rate for 2014 was negatively impacted by the accounting for the tax benefit associated with the net losses generated by our variable interest entities (“VIEs”). Our income tax expense for 2014 only includes the Company’s portion of the tax benefit associated with the net losses generated by the VIEs. The remaining tax benefit from these net losses is included in net (income) loss attributable to noncontrolling interest.

EmCare

Net revenue.  For the year ended December 31, 2015, net revenue was $3,648.4 million, compared to $2,842.5 million for the year ended December 31, 2014, representing an increase of $805.9 million, or 28.4%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2014, accounted for a net revenue increase of $236.9 million for the year ended December 31, 2015, of which $60.9 million came from net new contracts added in 2014, with the remaining increase in net revenue from those added in 2015. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $69.6 million, or 3.2%, for the year ended December 31, 2015. The change was due to a 0.7%  decrease in revenue per weighted patient encounter due to the loss of $32.7 million in Medicaid Parity and lower collection rates from certain anesthesia contracts and by a 3.9% increase in same store weighted patient encounters. Revenue from recent acquisitions increased $499.4 million during the year ended December 31, 2015.

Compensation and benefits.  For the year ended December 31, 2015, compensation and benefits costs were $2,922.4 million, or 80.0% of net revenue, compared to $2,258.2 million, or 79.5% of net revenue, for the year ended December 31, 2014. Provider compensation costs increased $463.5 million from net new contract additions and acquisitions and $70.2 million from same store contracts. Non‑provider compensation and total benefits costs increased by $130.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to costs from acquisition growth.

Operating expenses.  For the year ended December 31, 2015, operating expenses were $195.2 million, or 5.4% of net revenue, compared to $111.6 million, or 3.9% of net revenue, for the year ended December 31, 2014, due primarily to costs from recent acquisitions.

Insurance expense.  For the year ended December 31, 2015, professional liability insurance expense was $95.7 million, or 2.6% of net revenue, compared to $71.9 million, or 2.5% of net revenue, for the year ended December 31, 2014. We recorded an increase of prior year insurance provisions of $4.9  million during the year ended December 31, 2015, compared to an increase of $4.8 million during the year ended December 31, 2014.

Selling, general and administrative.  For the year ended December 31, 2015, selling, general and administrative expense was $68.2 million, or 1.9% of net revenue, compared to $48.0 million, or 1.7% of net revenue, for the year ended December 31, 2014.  The increase was due primarily to costs associated with recent acquisitions.

Depreciation and amortization.  For the year ended December 31, 2015, depreciation and amortization expense was $97.2 million, or 2.7% of net revenue, compared to $69.2 million, or 2.4% of net revenue, for the year ended December 31, 2014.

AMR

Net revenue.  For the year ended December 31, 2015, net revenue was $1,799.5 million compared to $1,555.2 million for the year ended December 31, 2014, representing an increase of $244.3 million, or 15.7%. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 1.5%, or $23.5 million, which primarily resulted from increased managed transportation revenue which has no associated transport volume and an increase of 14.2%, or $220.8 million, in weighted transport volume. Weighted transports increased 442,000 from the same period last year. The change was due to an increase of 291,400 weighted transports from our entry into new markets and recent acquisitions and an increase of 5.7%, or 170,100 weighted transports, in existing markets, offset by a decrease of 19,500 weighted transports from exited markets.

Compensation and benefits.  For the year ended December 31, 2015, compensation and benefit costs were $999.9 million, or 55.6% of net revenue, compared to $898.3 million, or 57.8% of net revenue, for the year ended December 31, 2014. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions. As a percentage of net revenue, the decrease primarily relates to managed transportation and the transition of the AMR billing function to a third-party service provider in which we do not directly employ the providers and therefore; such provider costs are included within operating expenses. Ambulance crew wages per ambulance unit hour increased by approximately 4.2% or $24.3 million, and ambulance unit hours increased period over period by 13.2%, or $67.9 million. Non‑crew compensation decreased period over period by $7.9 million primarily due to decreased costs associated with the transition of the AMR billing function to a third-party service provider, offset by increased costs from recent acquisitions and costs associated with the organic growth of our existing business. Total benefits related costs increased $15.9 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $1.4 million during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Operating expenses.  For the year ended December 31, 2015, operating expenses were $486.2 million, or 27.0% of net revenue, compared to $376.2 million, or 24.2% of net revenue, for the year ended December 31, 2014. The change was due primarily to increased costs of $35.6 million due to external provider fees for our AMR billing function, increased costs of $45.9 million associated with net new markets and recent acquisitions, increased costs of $20.0 million associated with our existing managed transportation business, increased transaction costs of $6.9 million and increased other miscellaneous net operating costs of $8.4 million, partially offset by decreased fuel costs of $6.8 million.

Insurance expense.  For the year ended December 31, 2015, insurance expense was $50.1 million, or 2.8% of net revenue, compared to $49.1 million, or 3.2% of net revenue, for the year ended December 31, 2014. We recorded an increase of prior year insurance provisions of $2.3 million during the year ended December 31, 2015, compared to an increase of $2.7 million during the year ended December 31, 2014.

Selling, general and administrative.  For the year ended December 31, 2015, selling, general and administrative expense was $52.0 million, or 2.9% of net revenue, compared to $42.8 million, or 2.7% of net revenue, for the year ended December 31, 2014.  The increase was due primarily to costs associated with recent acquisitions.

Depreciation and amortization.  For the year ended December 31, 2015, depreciation and amortization expense was $85.6 million, or 4.7% of net revenue, compared to $76.9 million, or 4.9% of net revenue, for the year ended December 31, 2014.

The year ended December 31, 2014 compared to the year ended December 31, 2013

Consolidated

Our results for the year ended December 31, 2014, reflect an increase in net revenue of $669.3 million and an increase in net income of $119.5 million compared to the year ended December 31, 2013. The increase in net income is attributable primarily to the decrease in interest expense resulting from finance activities, as discussed below under “Interest expense, net,” and the decrease in expenses related to the dissenting shareholder lawsuit that was settled in 2013 and the $20.0 million payment made in 2013 to CD&R to terminate a consulting agreement with CD&R (the “Consulting Agreement”).

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

Restructuring charges.  For the year ended December 31, 2014, restructuring charges were $7.0 million compared to $5.7 million for the year ended December 31, 2013, related to continuing efforts to re‑align AMR’s operations and billing functions.

Interest expense, net.  For the year ended December 31, 2014, interest expense was $110.5 million compared to $186.7 million for the year ended December 31, 2013. The decrease was due to the redemption of the 2019 Notes on December 30, 2013, and June 18, 2014, the redemption of the PIK Notes on August 30, 2013, and the re‑pricing of the Term Loan Facility and ABL Facility in February 2013, offset by the increase in interest expense from the 2022 Notes issued on June 18, 2014.

Other income (expense), net.  For the year ended December 31, 2014, other income (expense), net was $4.0 million of expense compared to $12.8 million of expense for the year ended December 31, 2013. We recorded $8.4 million of expense during the year ended December 31, 2013, related to a settlement with a prior shareholder regarding its appraisal action over its holdings in Corporation prior to the Merger on May 25, 2011.

Income tax benefit (expense).  For the year ended December 31, 2014, income tax expense was $89.5 million compared to an income tax benefit of $1.0 million for the year ended December 31, 2013. Our effective tax rate was 42.8% for the year ended December 31, 2014, and (9.8%) for the year ended December 31, 2013. Our effective tax rate for 2014 was negatively impacted by the accounting for the tax benefit associated with the net losses generated by our variable interest entities (“VIEs”). Our income tax expense for 2014 only includes the Company’s portion of the tax benefit associated with the net losses generated by the VIEs. The remaining tax benefit from these net losses is included in net (income) loss attributable to noncontrolling interest.

EmCare

Net revenue.  For the year ended December 31, 2014, net revenue was $2,842.5 million, compared to $2,358.8 million for the year ended December 31, 2013, representing an increase of $483.7 million, or 20.5%. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2013, accounted for a net revenue increase of $304.1 million for the year ended December 31, 2014, of which $179.5 million came from net new contracts added in 2013, with the remaining increase in net revenue from those added in 2014. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $104.0 million, or 5.5%, for the year ended December 31, 2014. The change was due to a 1.5% increase in revenue per weighted patient encounter and by a 4.0% increase in same store weighted patient encounters. Revenue from recent acquisitions was $75.6 million during the year ended December 31, 2014.

Compensation and benefits.  For the year ended December 31, 2014, compensation and benefits costs were $2,258.2 million, or 79.5% of net revenue, compared to $1,860.6 million, or 78.9% of net revenue, for the year ended December 31, 2013. Provider compensation costs increased $306.3 million from net new contract additions and acquisitions and $59.3 million from same store contracts. Non‑provider compensation and total benefits costs increased by $32.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to organic growth.

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

Insurance expense.  For the year ended December 31, 2014, professional liability insurance expense was $71.9 million, or 2.5% of net revenue, compared to $69.0 million, or 2.9% of net revenue, for the year ended December 31, 2013. We recorded an increase of prior year insurance provisions of $4.8 million during the year ended December 31, 2014, compared to an increase of $0.6 million during the year ended December 31, 2013. Additionally, we recorded a reserve of $9.7 million during the year ended December 31, 2013, for a recent jury award for a 2011 medical malpractice case and an adverse final disposition of an appeal received on January 27, 2014, in a 2009 medical malpractice case.

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

Compensation and benefits.  For the year ended December 31, 2014, compensation and benefit costs were $898.3 million, or 57.8% of net revenue, compared to $806.9 million, or 58.9% of net revenue, for the year ended December 31, 2013. The increase was primarily due to additional compensation and benefits costs from new markets and recent acquisitions. As a percentage of net revenue, the decrease primarily relates to our recent managed transportation acquisitions in which we do not directly employ the providers and therefore such provider costs are included within operating expenses. Ambulance crew wages per ambulance unit hour increased by approximately 0.2% or $1.2 million, and ambulance unit hours increased period over period by 10.1%, or $47.1 million. Non‑crew compensation increased period over period by $28.4 million primarily due to increased costs associated with the net impact from markets entered and exited and increased costs from recent acquisitions. Total benefits related costs increased $14.7 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to the impact from markets entered and recent acquisitions.

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

Insurance expense.  For the year ended December 31, 2014, insurance expense was $49.1 million, or 3.2% of net revenue, compared to $37.3 million, or 2.7% of net revenue, for the year ended December 31, 2013. We recorded an increase of prior year insurance provisions of $2.7 million during the year ended December 31, 2014, compared to a decrease of $1.2 million during the year ended December 31, 2013.

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

Depreciation and amortization.  For the year ended December 31, 2014, depreciation and amortization expense was $76.9 million, or 4.9% of net revenue, compared to $74.0 million, or 5.4% of net revenue, for the year ended December 31, 2013. The increase was due primarily to technology and fleet‑related additions and an increase in amortizable intangible assets from recent acquisitions.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. The Company and its subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, to fund acquisitions, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in “Risk Factors” for circumstances that could affect our sources of liquidity.

As of December 31, 2015, we had total indebtedness, including capital leases, of $3,029.7 million, including $750.0 million of the 2022 Notes, $2,276.2 million of borrowings under the Term Loan Facility, and approximately $3.5 million of other long‑term indebtedness.  As of December 31, 2015, there were no borrowings outstanding under our ABL Facility, which provides for up to $550 million of senior secured first priority borrowings.

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration. As of December 31, 2015, the Company had not repurchased any shares under its share repurchase program.

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

Term Loan Facility

We have made the following borrowings under the Term Loan Facility: (i) the $1.44 billion initial term loan borrowing on May 25, 2011, (the “Initial Term Loan Borrowing”), (ii) the $150 million incremental term loan borrowing on February 7, 2013, (the “2013 Incremental Borrowing”), and (iii) the $635 million and $365 million Tranche B-2 borrowings on October 28, 2015, and November 12, 2015, respectively (collectively, the “2015 Borrowings”). Currently, the Initial Term Loan and the 2013 Incremental Borrowings bear interest at LIBOR plus an applicable margin of 3.25% and the 2015 Borrowings bear interest at LIBOR plus an applicable margin of 3.50%, in each case subject to a LIBOR floor of 100 basis points, as described below.

On February 7, 2013, Corporation, the borrower under the Term Loan Facility, entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Term Loan Credit Agreement”). Under the Term Loan Amendment, Corporation incurred the 2013 Incremental Borrowing under the Term Loan Facility, the proceeds of which were used to pay down the ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step down to 1.75% in the event that Corporation meets a consolidated first lien net leverage ratio of 2.50:1.00).  If the effective yield applicable to any new incremental term loans issued under the Term Loan Facility (the “Incremental Term Loans”) exceeds the effective yield on the term loans outstanding prior to the incremental borrowing (the “Initial Term Loans”) by more than 50 basis points, giving effect to original issue discount, if any, the interest rate on the Initial Term Loans will increase to within 50 basis points of the interest rate on the Incremental Term Loans, and in such case, the applicable margin step-down will no longer apply.

On October 28, 2015, Corporation borrowed $635 million of Tranche B-2 incremental term loans (the “Initial October 2022 Tranche B-2 Term Loans”) under the Term Loan Facility, pursuant to a Second Amendment to Credit Agreement (the “Second Amendment”) among the Corporation, the incremental term loan lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent (the “Administrative Agent”) and each of the other parties thereto.  The Initial October 2022 Tranche B-2 Term Loans were issued with 50 basis points of original issue discount and the proceeds were used to fund the Company’s acquisition of Rural/Metro.

On November 12, 2015, Corporation borrowed an additional $365 million of Tranche B-2 incremental term loans (the “Additional October 2022 Tranche B-2 Term Loans,” and together with the Initial October 2022 Tranche B-2 Term Loans, the “Tranche B-2 Term Loans”).  The Additional October 2022 Tranche B-2 Term Loans were issued with 100 basis points of original issue discount, and were used to repay outstanding ABL revolving credit facility borrowings, to pay related fees and expenses and for general corporate purposes.  All of the Tranche B-2 Term Loans mature on October 28, 2022 and bear interest at LIBOR plus an applicable margin of 3.50%, subject to a 100 basis point LIBOR floor.  While the Initial October 2022 Tranche B-2 Term Loans initially bore interest at a rate of LIBOR plus an applicable margin of 3.25% under the terms of the Second Amendment, on November 12, 2015, the applicable margin applicable to such loans was increased by 25 basis points pursuant to the Third Amendment to Credit Agreement among the Corporation, the incremental term loan lenders party thereto, the Administrative Agent and each of the other parties thereto.  All Tranche B-2 Term Loans were issued with six-month soft call protection, running from November 12, 2015, at 101% of the principal amount outstanding. All Tranche B-2 Term Loans otherwise have substantially the same terms as the Corporation’s term loans outstanding under the Term Loan Facility prior to November 12, 2015.

On November 12, 2015, the Corporation’s term loans outstanding prior to the borrowing of the Tranche B-2 Term Loans were subject to repricing under the terms of the Term Loan Credit Agreement and bear interest at a rate of LIBOR plus an applicable margin equal to 3.25%, which represents an increase of 25 basis points.

The credit agreement governing the Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, including repurchases of our capital stock, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to the customary exceptions.

ABL Facility

The Corporation’s ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of December 31, 2015.  The ABL Facility is available to fund working capital and for general corporate purposes. As of December 31, 2015, we had available borrowing capacity of $409.2 million and $140.8 million of letters of credit issued, which impact the available credit under the ABL Facility.

Loans borrowed under the ABL Credit Agreement bear interest at a rate of (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one‑month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability. The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees. On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million.

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

The credit agreements governing the ABL Facility and the Term Loan Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness, to make certain investments and to make certain restricted payments, including share repurchases and dividends.

The credit agreement governing the ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, repurchases of our capital stock, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30‑day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

Redemption of 2019 Notes

During the second quarter of 2012, the Company’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013, and June 18, 2014. On December 30, 2013, the Company redeemed $332.5 million in aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary at a redemption price of 108.125%, plus accrued and unpaid interest of $2.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $38.7 million related to premiums and unamortized debt issuance costs from the redemption of the 2019 Notes. On June 18, 2014, Corporation redeemed the remaining $617.5 million in aggregate principal amount of the 2019 Notes, of which $9.8 million was held by the Company’s captive insurance subsidiary at a redemption price of 106.094%, plus accrued and unpaid interest of $2.4 million. During the second quarter of 2014, the Company recorded a loss on early debt extinguishment of $66.4 million related to premiums, financing fees paid to the creditors of the 2022 Notes, and unamortized debt issuance costs from the redemption of the 2019 Notes.

2022 Notes

On June 18, 2014, Corporation issued $750.0 million in aggregate principal amount of the 2022 Notes, the proceeds of which were used to redeem the outstanding 2019 Notes and for other general corporate purposes.

The 2022 Notes have a fixed interest rate of 5.125%, payable semi‑annually on January 1 and July 1 with the principal due at maturity on July 1, 2022. The 2022 Notes are general unsecured obligations of Corporation and are guaranteed by each of Corporation’s domestic subsidiaries, except for any of Corporation’s subsidiaries subject to regulation as an insurance company, including Corporation’s captive insurance subsidiary.

Corporation may redeem the 2022 Notes, in whole or in part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make‑whole premium. Corporation may redeem the 2022 Notes, in whole or in part, at any time (i) on and after July 1, 2017 and prior to July 1, 2018, at a price equal to 103.844% of the principal amount of the 2022 Notes, (ii) on or after July 1, 2018, and prior to July 1, 2019, at a price equal to 102.563% of the principal amount of the 2022 Notes, (iii) on or after July 1, 2019, and prior to July 1, 2020, at a price equal to 101.281% of the principal amount of the 2022 Notes, and (iv) on or after July 1, 2020, at a price equal to 100.000% of the principal amount of the 2022 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 1, 2017, Corporation at its option may redeem up to 40% of the aggregate principal amount of the 2022 Notes with the proceeds of certain equity offerings at a redemption price of 105.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

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

Initial Public Offering

On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23 per share, for an aggregate offering price of $1,110.9 million. We received net proceeds of approximately $1,025.9 million.

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

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$249,108	$274,048	$54,115
Investing activities	(1,440,275)	(276,818)	(98,597)
Financing activities	1,013,949	116,953	191,362

Operating activities.  Net cash provided by operating activities was $249.1 million for the year ended December 31, 2015, compared to $274.0 million for the year ended December 31, 2014. Operating cash flows for the year ended December 31, 2014, includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for the year ended December 31, 2014, excluding this item was $283.7 million. Cash flow from operations was impacted primarily by initial funding related to an Evolution Health contract started during the fourth quarter of 2015 and a difference in the timing of payroll payments period over period.

Accounts receivable increased $92.5 million and $129.2 million during the years ended December 31, 2015 and 2014, respectively. Days sales outstanding (“DSO”) increased two days during the year ended December 31, 2015, primarily due to delays from certain payors, which we believe to be temporary.

Net cash provided by operating activities was $274.0 million for the year ended December 31, 2014, compared to $54.1 million for the year ended December 31, 2013. Operating cash flows for the year ended December 31, 2014, includes a payment of $9.7 million in settlement of prior period insurance claims. Cash flow from operating activities for the year ended December 31, 2014, excluding this item was $283.7 million. Operating cash flows for the year ended December 31, 2013, includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in Corporation prior to the merger in 2011, a payment of $20.0 million to terminate the consulting agreement and $24.5 million of payments related to AMR contract terminations and FEMA external provider. Cash flow from operating activities for the year ended December 31, 2013, excluding these payments was $112.3 million.  Further the increase of $219.9 million in net cash provided by operating activities relates primarily to improvements in EmCare accounts receivable collections, lower interest payments in 2014, and an increase in accounts payable and accrued liabilities from the timing of payments.

Accounts receivable increased $129.2 million for the year ended December 31, 2014, compared to $176.0 million for the year ended December 31, 2013. DSO remained unchanged during the year ended December 31, 2014. While EmCare’s DSO decreased four days, AMR’s DSO increased seven days primarily as a result of the transition of the AMR billing function to a third-party service provider in late-third and fourth quarters of 2014.

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

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q4 2013	Q4 2012	Q4 2011
EmCare	79	79	76	80	78	82	65	57
AMR	71	70	67	68	70	63	68	68
Company	77	76	73	76	75	75	66	62

Investing activities.  Net cash used in investing activities was $1,440.3 million for the year ended December 31, 2015, compared to $276.8 million for the year ended December 31, 2014. The increase was primarily related to the increase in cash outflow for acquisitions of $1,175.3 million.

Net cash used in investing activities was $276.8 million for the year ended December 31, 2014, compared to $98.6 million for the year ended December 31, 2013. The increase was primarily related to the increase in cash outflow for acquisitions of $146.5 million.

Financing activities.  Net cash provided by financing activities was $1,013.9 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $117.0 million for the year ended December 31, 2014. For the year ended December 31, 2015, we borrowed  $1,000.0 million of incremental borrowings under the Term Loan Facility and $455.0 million under our ABL Facility primarily to fund recent acquisitions, offset by our full repayment of $455.0 million for the ABL Facility.

Net cash provided by financing activities was $117.0 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $191.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, we received proceeds of $740.6 million from the issuance of the 2022 Notes, offset by our payment of $645.3 million, which includes a $37.6 million premium, to redeem $617.5 million in aggregate principal amount of our 2019 Notes of which $9.8 million was held by our captive insurance subsidiary. Additionally, we paid $14.4 million of employee related taxes related to the exercise of stock options in connection with the secondary offering in February of 2014, offset by the excess tax benefit from these stock option exercises of $14.8 million.

Off‑Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations and other Commitments

The following table reflects a summary of obligations and commitments outstanding as of December 31, 2015, including our borrowings under our Senior Secured Credit Facilities.

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
	(in thousands)
Contractual obligations (Payments Due by Period):
Term Loan Facility(1)	$23,371	$1,282,833	$20,000	$950,000	$2,276,204
Bonds	—	—	—	750,000	750,000
Capital lease obligations	1,126	1,143	370	450	3,089
Other long-term debt	50	113	133	136	432
Interest on debt(2)	141,191	249,887	164,587	100,828	656,493
Operating lease obligations	56,721	75,025	48,960	62,218	242,924
Other contractual obligations(3)	46,970	50,639	25,798	25	123,432
Subtotal	269,429	1,659,640	259,848	1,863,657	4,052,574
Other commitments (Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	62,166	62,166
Letters of credit(4)	—	—	—	140,767	140,767
Subtotal	—	—	—	202,933	202,933
Total obligations and commitments	$269,429	$1,659,640	$259,848	$2,066,590	$4,255,507

(1)	Excludes interest on the Term Loan Facility.
(2)

Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2015, of 4.25% to 4.50%. See the discussion in Item 7A, “Quantitative and Qualitative Disclosures of Market Risk”, for situations that could result in changes to interest costs on our variable interest rate debt.

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

We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well‑defined risk exposures. As of December 31, 2015, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. These transactions fix the price for a total of 2.5 million gallons through December 2016.

In October 2011 we entered into interest rate swap agreements which matured on August 31, 2015. The agreements were with major financial institutions and effectively converted a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%).  There will be no further periodic settlements with our counterparties for the difference between the rate paid and the fixed rate.

As of December 31, 2015, we had $3,026.6 million of outstanding debt, excluding capital leases, of which $2,276.2 million was variable rate debt under our Senior Secured Credit Facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $22.7 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of December 31, 2015, the fair value of our available‑for‑sale securities was $23.2 million. Had the market price of such securities been 10% lower as of December 31, 2015, the aggregate fair value of such securities would have been $2.3 million lower.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial information on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains systems of disclosure controls and procedures” (as defined in Rule 13a‑15(e)) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10‑K, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal controls over financial reporting” (as defined under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Our evaluation of internal control over financial reporting for 2015 did not include the internal control of the nine acquisitions completed during 2015 which include, Scottsdale Emergency Associates, Vista Staffing Solutions, Emergency Medical Associates, Carefirst, Inc., Vital/Marlboro, Northwest Tucson Emergency Physicians, Rural/Metro Corporation, Questcare Medical Services and MetroCare Services-Abilene GP, LLC.  Our consolidated financial statements as of and for the year ended December 31, 2015, included 28% of total assets and 10% of net revenues associated with these businesses. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Auditor Attestation

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10‑K, has issued its attestation report on the effectiveness of our internal control over financial reporting. The report is included in Item 8, “Financial Statements and Supplementary Data.”

Remediation of the Material Weakness in Internal Control over Financial Reporting

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

In connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014, management identified a material weakness in the Company’s internal control over estimates of unbilled revenue for patient encounters in its EmCare segment. Management determined that the Company’s process to ensure proper recording of manual accruals for unbilled revenue was not comprehensive enough to prevent potential errors.  As previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as a result of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014. During 2015, management engaged in efforts to design and implement effective controls over this process.  Over the course of 2015, management implemented the following measures to remediate the material weakness:

•	The Company enhanced and implemented policies setting forth specific requirements regarding additional review and approval procedures for manual accruals for unbilled revenues; and
•	The Company implemented additional review and analysis procedures of its manual unbilled revenue accruals process to ensure that the policies are followed.

Management has determined that the remediation actions described above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weakness has been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company pertaining to directors and executive officers will be set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) which information is hereby incorporated herein by reference. The Board of Directors of the Company has adopted a “Code of Business Conduct and Ethics” that applies to all of the Company’s officers, employees and directors, and a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our Chief Executive Officer, Chief Financial Officer, corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available on our website www.evhc.net under the heading “Corporate Governance” and “Code of Business Conduct and Ethics.” Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.

We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions, and our directors by posting such information on our website.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s Proxy Statement, which information is hereby incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10‑K can be found in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report.

(2)Financial Statement Schedules

Schedule I—The Company’s Condensed Financial Statements are included in this Annual Report on Form 10‑K. See index to financial information on page F‑1.

(3)Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2016.

ENVISION HEALTHCARE HOLDINGS, INC.

By:	/s/ William A. Sanger
William A. Sanger
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Sanger, Randel G. Owen and Craig A. Wilson, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Sanger	Chairman and Director, President and	February 29, 2016
William A. Sanger	Chief Executive Officer (Principal
Executive Officer) of Envision Healthcare.
Holdings, Inc

/s/ Randel G. Owen	Director, Executive Vice President, Chief	February 29, 2016
Randel G. Owen	Operating Officer and Chief Financial
Officer (Principal Financial Officer) of
Envision Healthcare Holdings, Inc.

/s/ Thomas F. Bongiorno	Senior Vice President, Chief Accounting	February 29, 2016
Thomas F. Bongiorno	Officer and Controller (Principal
Accounting Officer) of Envision
Healthcare Holdings, Inc.

/s/ Carol J. Burt	Director of Envision Healthcare	February 29, 2016
Carol J. Burt	Holdings, Inc.

/s/ Mark V. Mactas	Director of Envision Healthcare	February 29, 2016
Mark V. Mactas	Holdings, Inc.

/s/ Leonard M. Riggs, Jr., M.D.	Director of Envision Healthcare	February 29, 2016
Leonard M. Riggs, Jr., M.D.	Holdings, Inc.

/s/ Richard J. Schnall	Director of Envision Healthcare	February 29, 2016
Richard J. Schnall	Holdings, Inc.

/s/ James D. Shelton	Director of Envision Healthcare	February 29, 2016
James D. Shelton	Holdings, Inc.

/s/ Michael L. Smith	Director of Envision Healthcare	February 29, 2016
Michael L. Smith	Holdings, Inc.

/s/ Ronald A. Williams	Director of Envision Healthcare	February 29, 2016
Ronald A. Williams	Holdings, Inc.

Exhibit Index

Exhibit No	Description
2.1

Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.’s Form 8‑K, dated February 17, 2011).

2.2

Interest Purchase Agreement, dated as of June 10, 2014, by and among EmCare, Inc., Phoenix Physicians, LLC and the sellers party thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8‑K, dated June 10, 2014).

2.3

Agreement and Plan of Merger, dated as of July 30, 2015, by and among AMR HoldCo, Inc., Ranch Merger Sub, Inc., WP Rocket Holdings, Inc. and Fortis Advisors LLC, solely in its capacity as initial holder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated July 30, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S‑8, dated August 16, 2013).
3.2	Second Amended and Restated By‑Laws of Envision Healthcare Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 26, 2016).
4.1	Form of 5.125% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10‑Q for the quarter ended June 30, 2014).
4.2

Indenture, dated as of June 18, 2014, by and among the Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8‑K, dated June 19, 2014).

4.3

First Supplemental Indenture, dated as of June 18, 2014, by and among the Corporation, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8‑K, dated June 19, 2014).

4.4

Second Supplemental Indenture, dated as of September 10, 2014, among the Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to the Company’s Form 10‑Q for the quarter ended September 30, 2014).

4.5

Third Supplemental Indenture, dated as of May 4, 2015, among Envision Healthcare Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association (Incorporated by reference to the Company’s Form 10 Q for the quarter ended June 30, 2015).

4.6*	Fourth Supplemental Indenture, dated as of November 23, 2015, among the Corporation, the Subsidiary Guarantors named therein and Wilmington Trust, National Association.
10.1

Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation’s Form 8‑K, dated June 1, 2011).

10.1.1

First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation’s Form 8‑K, dated February 7, 2013).

10.1.2

Second Amendment, dated October 28, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K, dated October 30, 2015).

10.1.3

Third Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8 K, dated November 16, 2015).

Exhibit No	Description
10.1.4

Fourth Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8 K, dated November 16, 2015).

10.2

Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.2 to Corporation’s Form 8‑K, dated June 1, 2011).

10.3

ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Corporation’s Form 8‑K, dated June 1, 2011).

10.3.1

First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Corporation’s Form 8‑K, dated February 27, 2013).

10.3.2

Second Amendment to ABL Credit Agreement, dated as of February 6, 2015, among the Corporation, Deutsche Bank AG New York Branch, as administrative agent and an additional lender, and Barclays Bank PLC, as additional lender (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.4

ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.4 to Corporation’s Form 8‑K, dated June 1, 2011).

10.5

Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (Incorporated by reference to Exhibit 10.5 to Corporation’s Form 8‑K, dated June 1, 2011).

10.6

Termination Agreement, dated August 19, 2013, by and among Holding, Envision Healthcare Corporation and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.2 to Holding’s and Corporation’s Quarterly Report on Form 10‑Q filed November 13, 2013).

10.7

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co‑Investor, L.P., CD&R Advisor Fund VIII Co‑Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.7 to Corporation’s Form 8‑K, dated June 1, 2011).

10.8

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Richard J. Schnall (Incorporated by reference to Exhibit 10.8 to Corporation’s Form 8‑K, dated June 1, 2011).

10.9

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (Incorporated by reference to Exhibit 10.9 to Corporation’s Form 8‑K, dated June 1, 2011).

10.10

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (Incorporated by reference to Exhibit 10.10 to Corporation’s Form 8‑K, dated June 1, 2011).

10.11

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (Incorporated by reference to Exhibit 10.11 to Corporation’s Form 8‑K, dated June 1, 2011).

Exhibit No	Description
10.12†

Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1 of Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.13†

Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.1 to Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.14†

Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.2 to Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009).

10.15†

Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.12 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.16†

Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3 of Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.17†

Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.18†

Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009).

10.19†

Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.3 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

10.20†

Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.13 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.21†

Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4 of Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.22†

Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.23†

Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009).

10.24†

Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.3 of the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2010).

10.25†

Separation agreement, dated January 13, 2013, between Mark A. Bruning and American Medical Response, Inc. (Incorporated by reference to Exhibit 10.29 to Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.26†

Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.27†	EMSC Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of Corporation’s Registration Statement on Form S‑8 filed June 24, 2010).
10.28†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

Exhibit No	Description
10.29†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).
10.30†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).
10.31†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).
10.32	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.34 to Holding’s Registration Statement on Form S‑1/A (No. 333‑189292), filed July 31, 2013).
10.33†	Envision Healthcare Holdings, Inc. Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.35 to Holding’s Registration Statement on Form S‑1/A (No. 333‑189292), filed July 31, 2013).
10.34†	Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to Exhibit 10.36 to Holding’s Registration Statement on Form S‑1/A (No. 333‑189292), filed July 31, 2013).
10.35†	Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Holding’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).
10.36†

Amendment to the Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Holding’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).

10.37†	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 99.5 to Holding’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).
10.38†

Employment Agreement, dated August 24, 2005, between Steve W. Ratton, Jr. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 30, 2015).

10.39†

Employment Agreement, dated October 30, 2015, between Thomas F. Bongiorno and the Company (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated October 30, 2015).

10.40†

Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2014)

10.41†	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).
10.42†	Form of Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).
10.43†	Form of Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (contained on signature pages hereto).
31.1*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Exhibit No	Description
101.*

The following materials from the Annual Report on Form 10‑K of Envision Healthcare Holdings, Inc. for the year ended December 31, 2014, filed on February 29, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

*Filed with this Annual Report.

†Identifies each management compensation plan or arrangement.

Index to Financial Statements

Envision Healthcare Holdings, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Envision Healthcare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Envision Healthcare Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envision Healthcare Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Envision Healthcare Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Envision Healthcare Holdings, Inc.

We have audited Envision Healthcare Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Envision Healthcare Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottsdale Emergency Associates, Vista Staffing Solutions, Emergency Medical Associates, Carefirst, Inc., Vital/Marlboro, Northwest Tucson Emergency Physicians, Rural/Metro Corporation, Questcare Medical Services and MetroCare Services-Abilene GP, LLC, which are included in the 2015 consolidated financial statements of Envision Healthcare Holdings, Inc. and constituted 28% of total assets as of December 31, 2015 and 10% of net revenues for the year then ended. Our audit of internal control over financial reporting of Envision Healthcare Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Scottsdale Emergency Associates, Vista Staffing Solutions, Emergency Medical Associates, Carefirst, Inc., Vital/Marlboro, Northwest Tucson Emergency Physicians, Rural/Metro Corporation, Questcare Medical Services and MetroCare Services-Abilene GP, LLC.

In our opinion, Envision Healthcare Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Envision Healthcare Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Envision Healthcare Holdings, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 29, 2016

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$141,677	$318,895
Insurance collateral	68,849	32,828
Trade and other accounts receivable, net	1,257,021	950,115
Parts and supplies inventory	34,023	24,484
Prepaids and other current assets	96,857	36,917
Total current assets	1,598,427	1,363,239
Non-current assets:
Property, plant and equipment, net	335,869	211,276
Intangible assets, net	1,051,631	524,482
Insurance collateral	9,065	10,568
Goodwill	3,271,933	2,538,633
Other long-term assets	121,266	55,555
Total assets	$6,388,191	$4,703,753
Liabilities and Equity
Current liabilities:
Accounts payable	$68,985	$47,584
Accrued liabilities	612,445	412,657
Current deferred tax liabilities	85,765	104,278
Current portion of long-term debt and capital lease obligations	24,550	12,349
Total current liabilities	791,745	576,868
Long-term debt and capital lease obligations	2,993,100	2,025,877
Long-term deferred tax liabilities	283,345	130,963
Insurance reserves	252,650	180,639
Other long-term liabilities	65,910	20,365
Total liabilities	4,386,750	2,934,712
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 186,924,004 and 183,679,113 issued and outstanding as of December 31, 2015 and 2014, respectively)	1,869	1,837
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and 2014)	—	—
Additional paid-in capital	1,677,578	1,616,747
Retained earnings	288,741	143,849
Accumulated other comprehensive income (loss)	(1,649)	(1,856)
Total Envision Healthcare Holdings, Inc. equity	1,966,539	1,760,577
Noncontrolling interest	34,902	8,464
Total equity	2,001,441	1,769,041
Total liabilities and equity	$6,388,191	$4,703,753

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue, net of contractual discounts	$9,853,009	$7,884,953	$6,771,522
Provision for uncompensated care	(4,405,093)	(3,487,309)	(3,043,210)
Net revenue	5,447,916	4,397,644	3,728,312
Compensation and benefits	3,922,273	3,156,480	2,667,439
Operating expenses	681,342	487,841	424,865
Insurance expense	145,829	120,983	106,293
Selling, general and administrative expenses	120,158	90,731	106,659
Depreciation and amortization expense	182,897	146,155	140,632
Restructuring and other charges	30,169	6,968	5,669
Income from operations	365,248	388,486	276,755
Interest income from restricted assets	651	1,135	792
Interest expense, net	(117,183)	(110,505)	(186,701)
Realized gains (losses) on investments	21	371	471
Other income (expense), net	(966)	(3,980)	(12,760)
Loss on early debt extinguishment	—	(66,397)	(68,379)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	247,771	209,110	10,178
Income tax benefit (expense)	(97,374)	(89,498)	994
Income (loss) before equity in earnings of unconsolidated subsidiary	150,397	119,612	11,172
Equity in earnings of unconsolidated subsidiary	353	254	323
Net income (loss)	150,750	119,866	11,495
Less: Net (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$144,892	$125,508	$5,995
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.78	$0.69	$0.04
Diluted	$0.76	$0.66	$0.04

Weighted-average common shares outstanding:
Basic	185,603,780	182,019,732	150,156,216
Diluted	191,538,699	189,921,434	156,962,385

Comprehensive income (loss):
Net income (loss)	$150,750	$119,866	$11,495
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(486)	(723)	(892)
Unrealized gains (losses) on derivative financial instruments	693	(294)	266
Total other comprehensive income (loss), net of tax	207	(1,017)	(626)
Comprehensive income (loss)	150,957	118,849	10,869
Less: Comprehensive (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$145,099	$124,491	$5,369

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

							Accumulated
	Common		Preferred		Additional		other	Non-
	Stock	Common	Stock	Preferred	Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
Balances January 1, 2013	130,661,627	$1,307	—	$—	$524,717	$12,346	$(213)	$6,530	$544,687
Equity offering, net of issuance costs of $4,031 and 5.5% underwriter discount	48,300,000	483	—	—	1,045,769	—	—	—	1,046,252
Shares repurchased	(365,227)	(4)	—	—	(1,463)	—	—	—	(1,467)
Equity-based compensation	—	—	—	—	4,248	—	—	—	4,248
Exercise of options	1,786,485	18	—	—	859	—	—	—	877
Excess tax benefits from stock-based compensation	—	—	—	—	62	—	—	—	62
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	5,995	—	—	5,995
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	5,500	5,500
Fair value of fuel hedge	—	—	—	—	—	—	(636)	—	(636)
Fair value of interest rate swap agreement	—	—	—	—	—	—	902	—	902
Unrealized holding gains	—	—	—	—	—	—	(892)	—	(892)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,000	3,000
Other	—	—	—	—	1,225	—	—	—	1,225
Balances December 31, 2013	180,382,885	1,804	—	—	1,575,417	18,341	(839)	15,030	1,609,753
Shares repurchased	(570,407)	(6)	—	—	(16,832)	—	—	—	(16,838)
Equity-based compensation	—	—	—	—	5,109	—	—	—	5,109
Exercise of options	3,866,635	39	—	—	10,132	—	—	—	10,171
Excess tax benefits from stock-based compensation	—	—	—	—	44,550	—	—	—	44,550
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	125,508	—	—	125,508
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,642)	(5,642)
Fair value of fuel hedge	—	—	—	—	—	—	(1,317)	—	(1,317)
Fair value of interest rate swap agreement	—	—	—	—	—	—	1,023	—	1,023
Unrealized holding losses	—	—	—	—	—	—	(723)	—	(723)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,289	1,289
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,213)	(2,213)
Other	—	—	—	—	(1,629)	—	—	—	(1,629)
Balances December 31, 2014	183,679,113	1,837	—	—	1,616,747	143,849	(1,856)	8,464	1,769,041
Issuance of stock under employee stock purchase plan and provider stock purchase plan	162,297	1	—	—	4,577	—	—	—	4,578
Equity-based compensation	—	—	—	—	6,590	—	—	—	6,590
Exercise of options	3,082,594	31	—	—	12,804	—	—	—	12,835
Excess tax benefits from stock-based compensation	—	—	—	—	36,860	—	—	—	36,860
Net income attributable to Envision Healthcare Holdings, Inc.	—	—	—	—	—	144,892	—	—	144,892
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	5,858	5,858
Fair value of fuel hedge	—	—	—	—	—	—	(843)	—	(843)
Fair value of interest rate swap agreement	—	—	—	—	—	—	935	—	935
Unrealized holding losses	—	—	—	—	—	—	(486)	—	(486)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	20,580	20,580
Other	—	—	—	—	—	—	601	—	601
Balances December 31, 2015	186,924,004	$1,869	—	$—	$1,677,578	$288,741	$(1,649)	$34,902	$2,001,441

The accompanying notes are an integral part of these financial statements.

 ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$150,750	$119,866	$11,495
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192,017	155,629	158,588
(Gain) loss on disposal of property, plant and equipment	138	(2,131)	(28)
Equity-based compensation expense	6,590	5,109	4,248
Excess tax benefits from equity-based compensation	(36,860)	(44,550)	(62)
Loss on early debt extinguishment	—	66,397	68,379
Equity in earnings of unconsolidated subsidiary	(353)	(254)	(323)
Dividends received	370	430	556
Deferred income taxes	(593)	44,651	2,416
Payment of dissenting shareholder settlement	—	—	(13,717)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(92,541)	(129,239)	(175,968)
Parts and supplies inventory	(1,062)	(687)	(1,326)
Prepaids and other current assets	(32,099)	(12,157)	987
Accounts payable and accrued liabilities	59,026	81,997	(12,841)
Insurance reserves	(8,306)	(13,683)	10,466
Other assets and liabilities, net	12,031	2,670	1,245
Net cash provided by (used in) operating activities	249,108	274,048	54,115
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(4,594)	(79,751)	(3,156)
Sales and maturities of available-for-sale securities	11,409	62,673	14,096
Purchases of property, plant and equipment	(95,090)	(78,046)	(65,879)
Proceeds from sale of property, plant and equipment	713	2,444	744
Acquisition of businesses, net of cash received	(1,356,926)	(181,642)	(35,098)
Net change in insurance collateral	4,533	481	(7,235)
Other investing activities	(320)	(2,977)	(2,069)
Net cash provided by (used in) investing activities	(1,440,275)	(276,818)	(98,597)
Cash Flows from Financing Activities
Issuance of common stock	—	—	1,112,017
Borrowings under the Term Loan	1,000,000	—	150,000
Borrowings under the ABL Facility	455,000	50,000	345,440
Proceeds from issuance of senior notes	—	740,625	—
Repayments of the Term Loan	(13,372)	(13,372)	(13,371)
Repayments of the ABL Facility	(455,000)	(50,000)	(470,440)
Repayments of senior notes	—	(607,750)	(777,250)
Payment for debt extinguishment premiums	—	(37,630)	(39,402)
Debt issuance costs	(26,463)	(2,224)	(5,011)
Equity issuance costs	—	—	(65,131)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	17,413	7,730	—
Excess tax benefits from equity-based compensation	36,860	44,550	62
Shares repurchased for tax withholdings	—	(14,430)	—
Contributions from (distributions to) noncontrolling interest, net	100	(924)	3,000
Payment of dissenting shareholder settlement	—	—	(38,336)
Net change in bank overdrafts	—	—	(10,146)
Other financing activities	(589)	378	(70)
Net cash provided by (used in) financing activities	1,013,949	116,953	191,362
Change in cash and cash equivalents	(177,218)	114,183	146,880
Cash and cash equivalents, beginning of period	318,895	204,712	57,832
Cash and cash equivalents, end of period	$141,677	$318,895	$204,712

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.General

Basis of Presentation of Financial Statements

Envision Healthcare Holdings, Inc. (“EVHC” or the “Company”) formerly known as CDRT Holding Corporation, is organized as a holding company that operates through various subsidiaries.  Envision Healthcare Corporation, formerly known as Emergency Medical Services Corporation, (“Corporation”) is a wholly-owned subsidiary of the Company.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) to reflect the consolidated financial position, results of operations and cash flows of the Company.

The Company operates in two segments, EmCare Holdings, Inc. (“EmCare”) in the facility‑based and post-acute care physician service business and American Medical Response, Inc. (“AMR”) in the healthcare transportation service business. EmCare provides integrated facility‑based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs with over 900 contracts in 42 states and the District of Columbia. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record‑keeping, third‑party payment programs, and other administrative services. EmCare also offers physician‑led care management solutions outside the hospital. AMR operates in 39 states and the District of Columbia, providing a full range of healthcare transportation services from basic patient transit to the most advanced emergency care and pre‑hospital assistance. In addition, AMR operates emergency (“911”) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services.

2.Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements of the Company include all of its wholly-owned subsidiaries, including Corporation, EmCare and AMR and their respective subsidiaries and affiliated physician groups. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements including, but not limited to, estimates and assumptions for accounts receivable, insurance related reserves and acquired intangible assets. Actual results may differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Insurance collateral also includes a receivable from insurers of $0.6 million and $1.5 million as of December 31, 2015 and 2014, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Patient-related accounts receivable are recorded net of estimated allowances for contractual discounts and uncompensated care in the period in which services are performed. Account balances, principally related to receivables recorded for self-pay patients, are charged off against the uncompensated care allowance, when it is probable the receivable will not be recovered. As a result of the estimates used in recording the allowances, the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short-term.

The following table presents accounts receivable, net and accounts receivable allowances by segment (in thousands):

	December 31,	December 31,
	2015	2014
Accounts receivable, net
EVHC	$826	$28
EmCare	839,759	645,427
AMR	416,436	304,660
Total	$1,257,021	$950,115
Accounts receivable allowances
EmCare
Allowance for contractual discounts	$2,778,395	$2,522,622
Allowance for uncompensated care	1,432,902	1,060,270
Total	$4,211,297	$3,582,892
AMR
Allowance for contractual discounts	$561,683	$278,230
Allowance for uncompensated care	346,298	167,529
Total	$907,981	$445,759

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix. These allowances are reviewed and adjusted monthly through

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue provisions. The Company compares actual cash collected on a date of service basis to the revenue recorded for that period and records any adjustment necessary for an overage or deficit in these allowances based on actual collections and future estimated collections.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience. The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates. The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients. AMR’s allowances on self-pay accounts receivable are estimated based on historical write-off experience and future estimated collections.

Parts and Supplies Inventory

Parts and supplies inventory is valued at cost, determined on a first‑in, first‑out basis. Durable medical supplies, including oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost except for property, plant and equipment acquired through business acquisitions, which is initially recorded at fair value. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight‑line basis over their estimated useful lives, which are as follows:

Buildings	35	to	40	years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5	to	7	years
Computer hardware and software	3	to	5	years
Other	3	to	10	years

Goodwill and Other Indefinite Lived Intangibles

Goodwill and other indefinite lived intangibles, including radio frequencies, licenses and certain trade names, are not amortized, but instead tested for impairment at least annually. The Company performs its annual impairment test in the third quarter for goodwill and other indefinite lived intangibles or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such indicators include a sustained significant decline in the Company’s market capitalization or a significant decline in its expected future cash flows due to changes in company‑specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and have a material impact on the Company’s consolidated financial statements.

Goodwill and other indefinite lived intangible assets have been allocated to three reporting units. Two of the reporting units are aggregated into the EmCare operating segment and the other reporting unit is the AMR operating segment which the Company determined met the criteria to be classified as reporting units. As of December 31, 2015, $1,999.1 million and $1,272.8 million of goodwill had been allocated to EmCare and AMR, respectively.

The Company evaluates the carrying amounts of goodwill on an annual basis to determine if there is potential goodwill impairment.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For 2015 and 2013, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit exceeds its carrying amount. Several qualitative factors were considered in the assessment, including, among others, overall financial performance, industry and market considerations and relevant company specific events. In contemplating all factors in their totality, the Company concluded that it is more likely than not that the fair value of each reporting unit exceeded its carrying amount. As such, no further analysis was required. For 2014, the Company performed a quantitative assessment. Fair value for each of the reporting units was determined using the estimated future cash flows, discounted at a rate commensurate with the risk involved or the market approach. In conducting the quantitative assessment in 2014, the Company determined that fair value of each reporting unit exceeded its carrying amount.

If the fair value of the reporting unit is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.  No impairment charges were recorded as of December 31, 2015, 2014, or 2013.

Impairment of Long‑lived Assets and Other Definite Lived Intangibles

Long‑lived assets and other definite lived intangibles, including contract values, physician referral network, certain trade names and covenants not to compete, are amortized on a straight-line basis over the estimated useful life, consistent with the Company’s expectation of estimated future cash flows. These assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors that could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long‑lived assets and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2015,  2014, or 2013.

Claims Liability and Professional Liability Reserves

The Company is self‑insured up to certain limits for costs associated with workers compensation claims, automobile claims, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent stable trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Prior year insurance provision increases of $7.2 million and $7.5 million were recorded during the years ended December 31, 2015 and 2014, respectively. Accrued unpaid claims and expenses that are expected to be paid within the next 12 months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non‑current liabilities.

Derivatives and Hedging Activities

All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage risks associated with interest rate and fuel price volatility. All hedging instruments that

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

EmCare Contractual Arrangements

EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly owned subsidiary of EmCare (“EmCare Subsidiary”) contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement with a professional association or professional corporation (“PA”), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA’s revenues over its expenses. In all arrangements, decisions regarding patient care are made exclusively by the physicians.

Each PA is wholly‑owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

EmCare has determined that these management contracts meet the requirements for consolidation in accordance with GAAP. Accordingly, these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs’ voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare’s relationship with the PA.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long‑term debt and other long‑term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured credit facility approximates fair value as of December 31, 2015 and 2014. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the years ended December 31, 2015 and 2014, the Company derived approximately 35% and 33%, respectively, of its net revenue from Medicare and Medicaid, 62% and 64%, respectively, from insurance providers and contracted payors, and 3% and 3%, respectively, directly from patients.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of December 31, 2015, was approximately $735.0 million with a carrying amount of $750.0 million.

Revenue Recognition

Fee for service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  Fee for service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. The Company records fee-for-service revenue, net of the contractual discounts based on the information entered into the Company’s billing systems from received medical charts.  An estimate for unprocessed medical charts for a given service period is made monthly and adjusted in future periods based on actual medical charts processed.  Information entered into the billing systems is subject to change, e.g. change in payor status, and may impact recorded fee-for-service revenue, net of the contractual discounts.  Such changes are recognized in the period the change is known.

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

Revenue from contract staffing assignments, net of sales adjustments and discounts, are recognized when earned, based on the hours worked by the Company’s contract professionals.  Conversion and direct hire fees are recognized when the employment candidate accepts permanent employment and all obligations are satisfied.  The Company includes reimbursed expenses in revenue, net of contractual discounts, and the associated amount of reimbursement expense in compensation and benefits.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a straight-line basis over the term of the subscription agreement, which is generally one year.

Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand by, special event and community subsidies at AMR.

Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are shown below.

	Year Ended December 31,
	2015	2014	2013
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	61.4	60.6	57.8
Revenue net of contractual discounts	38.6	39.4	42.2
Provision for uncompensated care as a percentage of gross revenue	19.6	20.1	21.6
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	50.7%	51.0%	51.1%
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	52.8	52.8	50.7
Revenue net of contractual discounts	47.2	47.2	49.3
Provision for uncompensated care as a percentage of gross revenue	12.5	11.9	14.7
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	26.6%	25.2%	29.7%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	59.6	58.8	56.0
Revenue net of contractual discounts	40.4	41.2	44.0
Provision for uncompensated care as a percentage of gross revenue	18.1	18.2	19.8
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	44.7%	44.2%	44.9%

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenue for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$1,660,296	$1,181,762	$982,640
Medicaid	623,512	415,771	257,100
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	2,835,325	2,551,123	2,241,422
Self-pay	3,699,036	2,993,997	2,660,924
Sub-total	8,818,169	7,142,653	6,142,086
Subsidies and fees	1,034,840	742,300	629,436
Revenue, net of contractual discounts	9,853,009	7,884,953	6,771,522
Provision for uncompensated care	(4,405,093)	(3,487,309)	(3,043,210)
Net revenue	$5,447,916	$4,397,644	$3,728,312

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $14.7 million, $12.5 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company provides services to patients who have no insurance or other third‑party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

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

From time to time, the Company may engage in transactions where the tax consequences may be subject to uncertainty. A liability is recorded when a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, the Company may record a liability depending on an

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessment of how the tax position will ultimately be settled. Estimates are adjusted periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. Interest and penalties, if any, are classified as a component of interest expense, net in the consolidated statements of operations.

Equity Based Compensation

The Company recognizes all share‑based payments to employees based on its grant‑date fair values and its estimates of forfeitures. The Company recognizes the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow. The Company uses the straight‑line method to recognize equity based compensation expense for its outstanding stock awards. Equity based compensation has been issued under the plans described in Note 16.

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$19,116	$4,076	$—	$23,192
Liabilities:
Contingent consideration	—	—	2,116	2,116
Fuel hedge	—	2,777	—	2,777

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$30,243	$—	$—	$30,243
Liabilities:
Contingent consideration	—	—	2,000	2,000
Fuel hedge	—	1,433	—	1,433
Interest rate swap	—	1,493	—	1,493

The contingent consideration balance classified as a Level 3 liability has increased $0.1 million since December 31, 2014 as a result of recent acquisitions completed during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company had transfers of $4.1 million out of Level 1 and into Level 2 due to limited quoted market prices at the measurement date for certain available-for-sale securities.  During the year ended December 31, 2014, the Company had no transfers in and out of Level 1 and Level 2 fair value measurements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the consolidated balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.

3.Basic and Diluted Net Income Per Share

The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income attributable to Envision Healthcare Holdings, Inc.” by the “Weighted-average common shares outstanding” for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of the Company’s common stock. The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except per share amounts).

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$144,892	$125,508	$5,995

Weighted-average common shares outstanding — common stock:
Basic	185,604	182,020	150,156
Dilutive impact of stock awards outstanding	5,935	7,901	6,806
Diluted	191,539	189,921	156,962

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.78	$0.69	$0.04
Diluted	$0.76	$0.66	$0.04

For the year ended December 31, 2015, there were stock awards to acquire 82,872 shares of common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.  For the years ended December 31, 2014 and 2013,  there were no stock awards of common stock outstanding excluded from the weighted-average common shares outstanding above.

4. Statements of Cash Flows Data

The following presents supplemental cash flow statement disclosure (in thousands).

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year-ended December 31,
Supplemental cash flow data	2015	2014	2013
Cash paid for interest	$119,754	$95,079	$198,098
Net cash paid for taxes	38,687	2,898	13,351

5.Acquisitions

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

The goodwill recognized in connection with the SEA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of SEA into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible. Prior to the acquisition, SEA had a pension plan and is in the process of terminating and liquidating the plan. As the pension plan assets and liabilities of $10.1 million are offsetting, they are presented net in the consolidated balance sheets.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$545
Accounts receivable	7,516
Prepaid and other current assets	210
Acquired intangible assets	86,200
Goodwill	47,389
Accounts payable	(1,153)
Accrued liabilities	(182)
Current deferred tax liabilities	(2,862)
Long-term deferred tax liabilities	(32,829)
Total purchase price	$104,834

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

The goodwill recognized in connection with the VISTA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of VISTA into the existing operations of EmCare. Of the goodwill recorded, $15.4 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,548

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current deferred tax assets	633
Prepaid and other current assets	1,245
Property, plant and equipment	2,739
Acquired intangible assets	53,270
Goodwill	73,555
Other long-term assets	5,920
Accounts payable	(1,940)
Accrued liabilities	(5,493)
Long-term deferred tax liabilities	(14,197)
Insurance reserves	(13,639)
Other long-term liabilities	(1,365)
Total purchase price	$124,338

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

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare. Of the goodwill recorded, $99.1 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$7,388
Accounts receivable	52,978
Prepaid and other current assets	4,848
Property, plant and equipment	2,276
Acquired intangible assets	147,300
Goodwill	115,905
Other long-term assets	22,327
Accounts payable	(12,863)
Accrued liabilities	(34,699)
Current deferred tax liabilities	(3,994)
Insurance reserves	(29,700)
Total purchase price	$271,766

Rural/ Metro Corporation.  On October 28, 2015, the Company completed the acquisition of Rural/ Metro Corporation (“Rural/ Metro”) for total purchase consideration of approximately $620.0 million, subject to working capital adjustments of $48.0 million paid in cash. Rural/ Metro provides ambulance and fire protection services in 19 states and approximately 700 communities through the United States. The Company acquired Rural/ Metro to achieve certain operational and strategic benefits.

The goodwill recognized in connection with the Rural/ Metro acquisition is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of Rural/ Metro into the existing operations of AMR. Of the goodwill recorded, $4.2 million is tax deductible.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$18,559
Insurance collateral	39,934
Accounts receivable	89,000
Parts and supplies inventory	7,835
Current deferred tax assets	79,103
Prepaid and other current assets	18,244
Property, plant and equipment	92,490
Acquired intangible assets	224,800
Goodwill	402,823
Other long-term assets	2,676
Accounts payable	(16,802)
Other current liabilities	(1,318)
Accrued liabilities	(84,700)
Capital lease obligations	(1,408)
Insurance reserves	(25,510)
Long-term deferred tax liabilities	(150,856)
Other long-term liabilities	(26,833)
Total purchase price	$668,037

Questcare Medical Services, P.A and QRx Medical Management, LLC.  On December 3, 2015, the Company completed the acquisition of Questcare Medical Services, P.A. and QRx Medical Management, LLC (collectively “Questcare”) for total purchase consideration of $136.3 million in cash, subject to working capital adjustments.  Questcare has more than 800 clinical providers to staff more than 50 facilities in Texas, Oklahoma and Colorado.  Questcare clinicians manage patient care across multiple hospital-based clinical specialties including emergency department, hospitalist, critical care unit and pediatric and obstetric hospitalist care services. In addition, Questcare provides post-acute facility-based care as well as primary care, urgent care and telemedicine services. The Company acquired Questcare to achieve certain operational and strategic benefits.

The goodwill recognized in connection with the Questcare acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of Questcare into the existing operations of EmCare. Of the goodwill recorded, $22.6 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$1,682
Insurance collateral	6,420
Accounts receivable	22,210
Current deferred tax asset	790
Prepaid and other current assets	2,609
Property, plant and equipment	2,623
Acquired intangible assets	67,200
Goodwill	53,066
Long-term deferred tax asset	825
Other long-term assets	2,188
Accounts payable	(2,646)
Accrued liabilities	(12,628)

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance reserves	(8,047)
Other long-term liabilities	(33)
Total purchase price	$136,259

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the year ended December 31, 2015 include net revenue of $527.6 million for SEA, VISTA, EMA, Rural/ Metro and Questcare.

Other 2015 Acquisitions.

On February 23, 2015 the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million, subject to a working capital adjustment of $0.7 million, paid in cash.

On July 10, 2015, the Company completed the acquisition of Vital Enterprises, Inc., Emergency Medical Transportation, Inc., and Marlboro Hudson Ambulance & Wheelchair Service, Inc. (collectively “Vital/ Marlboro”), providers of ambulance service operations located in the northeastern United States for total purchase consideration of $42.5 million, subject to working capital adjustments, paid in cash. The goodwill recognized in connection with Vital/ Marlboro is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of Vital/ Marlboro into the existing operations of AMR. Of the goodwill recorded, $9.3 million is tax deductible.

On September 30, 2015, the Company completed the acquisition of Northwest Tucson Emergency Physicians (“NTEP”), an emergency physician group serving the greater Tucson market, with 27 physicians and five mid-level providers for total purchase consideration of $25.0 million, subject to working capital adjustments, paid in cash. Prior to the acquisition, NTEP had a pension plan and is in the process of terminating and liquidating the plan. As the pension plan assets and liabilities of $2.8 million are offsetting, they are presented net in the consolidated balance sheets. The goodwill recognized in connection with the NTEP acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of NTEP into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible.

On December 24, 2015, the Company completed the acquisition of MetroCare Services-Abilene GP, LLC. (“MetroCare”), provider of ambulance service operations located in Texas for total purchase consideration of $5.0 million, subject to working capital adjustments. The goodwill recognized in connection with the MetroCare acquisition is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of MetroCare into the existing operations of AMR. Of the goodwill recorded, $1.0 million is tax deductible.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $24.3 million, other acquired intangible assets of $53.1 million, net assets of $6.7 million, current deferred tax liabilities of $2.3 million and long-term deferred tax liabilities of $9.2 million. These allocations are subject to adjustment based upon the completion of purchase price allocations.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Acquisitions

Phoenix Physicians, LLC (“Phoenix Physicians”).  On June 17, 2014, the Company acquired the stock of Phoenix Physicians for a total purchase price of $169.5 million paid in cash. Phoenix Physicians, in part through management services agreements with professional entities, is engaged in providing medical practices support and emergency department management and staffing services to hospitals, physicians and healthcare facilities in Florida. The Company has accounted for the acquisition of Phoenix Physicians using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. All of the goodwill is tax deductible and assigned to the EmCare segment.

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$24,795
Accounts receivable	16,748
Current deferred tax assets	137
Prepaid and other current assets	139
Property, plant, and equipment	92
Acquired intangible assets	57,630
Goodwill	98,200
Accounts payable	(1,073)
Accrued liabilities	(13,128)
Long-term deferred tax liabilities	(374)
Insurance reserves	(13,716)
Total purchase price	$169,450

During the year ended December 31, 2015, the Company made purchase price allocation adjustments that increased goodwill by $1.0 million and increased accrued liabilities by $1.2 million to record an adjustment to accrued wages and benefits.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. During the year ended December 31, 2015, the Company made purchase price allocation adjustments including a reclassification from goodwill to intangible assets of $1.3 million. The total purchase price for these acquisitions was allocated to goodwill of $9.5 million, $4.9 million of which is tax deductible goodwill, other acquired intangible assets of $28.7 million, net current assets of $3.5 million and long-term deferred tax liabilities of $3.7 million.

2013 Acquisitions

During the year ended December 31, 2013, indirect, wholly-owned subsidiaries of the Company completed the acquisitions of CMORx, LLC and Loya Medical Services, PLLC, which provide clinical management software,

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contingent Consideration

As of December 31, 2015, the Company has accrued $2.1 million as its estimate of the additional payments to be made in future periods as contingent consideration for acquisitions made prior to December 31, 2015.  As of December 31, 2014, the Company had accrued $2.0 million as its estimate of the additional payments to be made in future periods as contingent consideration for acquisitions made prior to December 31, 2014. These balances were included in accrued liabilities in the accompanying balance sheets. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements.

Pro Forma Information

The following unaudited pro forma operating results give effect to the Phoenix Physicians, SEA, VISTA, EMA and Rural/ Metro acquisitions, as if they had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable.

	Year-ended December 31,
(in thousands)	2015	2014
Net revenue	$5,997,176	$5,489,956
Net income (loss)	128,388	102,892

6. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2015	2014
Land	$6,163	$4,553
Building and leasehold improvements	36,363	25,516
Vehicles	258,087	175,082
Computer hardware and software	129,398	97,978
Communication and medical equipment and other	187,421	114,849
	617,432	417,978
Less: accumulated depreciation and amortization	(281,563)	(206,702)
Property, plant and equipment, net	$335,869	$211,276

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $76.5 million, $65.6 million, and $63.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

7. Intangible Assets, net

Intangible Assets, excluding Goodwill

Intangible assets, net consisted of the following as December 31 (in thousands):

	Estimated	2015		2014
	Useful	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(in years)	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Contract values	4 to 15	$1,218,590	$(339,302)	$651,190	$(245,803)
Physician referral network	8	58,650	(22,177)	58,650	(14,679)
Covenants not to compete	5 to 9	5,350	(4,045)	5,490	(3,725)
Trade names	4 to 21	52,420	(2,865)	2,470	(167)
Other	2 to 4	8,060	(2,346)	—	—
		1,343,070	(370,735)	717,800	(264,374)
Unamortized intangible assets
Trade names		37,485	—	36,045	—
Radio frequencies		901	—	901	—
Licenses		40,910	—	34,110	—
Total		$1,422,366	$(370,735)	$788,856	$(264,374)

Amortization expense was $106.4 million, $80.6 million and $76.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization over each of the next five years is expected to be:

2016	$121,478
2017	114,978
2018	107,691
2019	101,342
2020	99,213

Goodwill

Changes in the carrying amount of goodwill during 2015 are set forth as below (in thousands):

	January 1,	2015	Deferred		December 31,
	2015	Acquisitions	Taxes	Adjustments	2015
EmCare	$1,679,495	$257,776	$60,981	$863	$1,999,115
AMR	859,138	341,010	73,916	(1,246)	1,272,818
Total	$2,538,633	$598,786	$134,897	$(383)	$3,271,933

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill during 2014 are set forth as below (in thousands):

	January 1,	2014	Deferred		December 31,
	2014	Acquisitions	Taxes	Adjustments	2014
EmCare	$1,574,882	$100,529	$445	$3,639	$1,679,495
AMR	860,788	2,836	4,173	(8,659)	859,138
Total	$2,435,670	$103,365	$4,618	$(5,020)	$2,538,633

Adjustments in the carrying amount of goodwill during 2015 and 2014 relate to other purchase price allocation adjustments and reclassifications.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows at December 31 (in thousands):

	2015	2014
Current deferred tax assets (liabilities):
Accounts receivable	$7,425	$8,278
Accrual to cash	(143,861)	(128,507)
Accrued liabilities	26,702	11,171
Credit carryforwards	—	2,375
Net operating loss carryforwards	23,969	2,405
Net current deferred tax liabilities	(85,765)	(104,278)
Long term deferred tax assets (liabilities):
Intangible assets	(277,705)	(160,186)
Insurance and other long-term liabilities	54,385	46,760
Excess of tax over book depreciation	(52,685)	(39,927)
Net operating loss carryforwards	68,236	30,836
Credit carryforwards	3,051	2,580
Valuation allowance	(15,811)	(11,026)
Attribute reduction	(62,816)	—
Net long-term deferred tax liabilities	(283,345)	(130,963)
Net deferred tax liabilities	$(369,110)	$(235,241)

The total of all deferred tax assets is $183.8 million and $104.4 million for the years ended December 31, 2015 and 2014, respectively. The total of all deferred tax liabilities is $552.9 million and $339.6 million for the years ended December 31, 2015 and 2014, respectively.  A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized.  Based on our review of available evidence, the Company has determined that it is more likely than not that certain deferred tax assets may not be realized.  Therefore, a valuation allowance of $15.8 million and $11.0 million has been established for the years ended December 31, 2015 and 2014, respectively.  The increase of $4.8 million is primarily attributable to the acquisition of certain Rural/ Metro net operating loss carryforwards (“NOLs”).

The Company has federal NOLs of $208.2 million which expire in the years 2018 to 2034. The increase to the NOLs is due to tax losses acquired in connection with the purchase of Rural/ Metro.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities.  The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results. In nearly all jurisdictions, the tax years prior to 2011 are no longer subject to examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of beginning of period	$1,626	$614	$3,467
Additions for tax positions of prior years	4,457	1,494	216
Reductions for tax positions of prior years	—	—	—
Reductions for tax positions due to lapse of statute of limitations	(1,016)	(482)	(3,069)
Balance as of end of period	$5,067	$1,626	$614

The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

Accrued interest and penalties on unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized $0.8 million, $0.3 million and $0.2 million related to interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively. The Company reversed $0.4 million, $0.1 million and $0.5 million of the interest and penalties previously recognized for the years ended December 31, 2015, 2014 and 2013, respectively.

The unrecognized tax benefits recorded by the Company included approximately $1.5 million,  $1.6 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, which may reduce future tax expense.

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax expense (benefit)
Federal	$89,640	$40,245	$(7,347)
State	8,326	4,602	3,937
Total	97,966	44,847	(3,410)
Deferred tax expense (benefit)
Federal	(4,019)	40,298	8,002
State	3,427	4,353	(5,586)
Total	(592)	44,651	2,416
Total tax expense (benefit)
Federal	85,621	80,543	655
State	11,753	8,955	(1,649)
Total	$97,374	$89,498	$(994)

For the year ended December 31, 2015, the Company realized a tax benefit of approximately $8.0 million as a result of its utilization of federal NOLs.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense at the statutory rate	$86,719	$73,188	$3,562
Increase in income taxes resulting from:
State taxes, net of federal	11,065	6,453	1,834
Tax settlements and filings	(169)	1,012	(2,853)
Tax credits	(849)	(338)	(779)
Dissenting shareholder settlement	—	—	3,203
Change in valuation allowance	(363)	3,816	(3,126)
State deferred rate change	1,067	(1,170)	(1,161)
Other	820	(967)	419
Income tax expense (benefit) before noncontrolling interest	98,290	81,994	1,099
Noncontrolling interests	(916)	7,504	(2,093)
Income tax expense (benefit)	$97,374	$89,498	$(994)

9. Insurance Collateral

Insurance collateral consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Available-for-sale securities:
U.S. Treasuries	$—	$1,191
Corporate bonds/ Fixed income	13,096	15,397
Corporate equity	10,096	13,655
Total available-for-sale securities	23,192	30,243
Insurance receivable	644	1,470
Cash deposits and other	54,078	11,683
Total insurance collateral	$77,914	$43,396

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$13,073	$43	$(20)	$13,096
Corporate equity	10,974	—	(878)	10,096
Total available-for-sale securities	$24,047	$43	$(898)	$23,192

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,182	$12	$(3)	$1,191
Corporate bonds/ Fixed income	15,339	59	(1)	15,397
Corporate equity	13,885	27	(257)	13,655
Total available-for-sale securities	$30,406	$98	$(261)	$30,243

As of December 31, 2015, available-for-sale securities included corporate bonds/ fixed income securities of $4.1 million with contractual maturities within one year and $9.0 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015		December 31, 2014
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
U.S. Treasuries:
Less than 12 months	$—	$—	$—	$—
12 months or more	—	—	130	(3)
Corporate bonds/ Fixed income:
Less than 12 months	6,103	(19)	1,312	(1)
12 months or more	250	(1)	251	—
Corporate equity:
Less than 12 months	—	—	11,160	(257)
12 months or more	10,096	(878)	—	—
Total	$16,449	$(898)	$12,853	$(261)

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

The Company is not aware of any specific factors indicating that the underlying issuers of the corporate bonds/ fixed income securities would not be able to pay interest as it becomes due or repay the principal amount at maturity.  Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to temporary market fluctuations.  Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company realized net gains of less than $0.1 million, $0.4 million and $0.5 million on the sale and maturities of available-for-sale securities for the years ended December 31, 2015, 2014 and 2013, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.Accrued Liabilities

Accrued liabilities were as follows as of December 31 (in thousands):

	December 31,	December 31,
	2015	2014
Accrued wages and benefits	$247,991	$190,220
Accrued paid time-off	37,669	27,156
Current portion of self-insurance reserve	103,922	74,212
Accrued severance and related costs	10,788	8,376
Current portion of compliance and legal	34,021	3,407
Accrued billing and collection fees	3,744	3,823
Accrued incentive compensation	33,090	32,324
Accrued income taxes	17,719	—
Accrued interest	19,806	22,324
Deferred revenue	27,461	3,819
Other	76,234	46,996
Total accrued liabilities	$612,445	$412,657

11.Debt

Senior Unsecured Notes due 2019

On May 25, 2011, Corporation issued $950 million of senior unsecured notes due 2019 (“2019 Notes”). During the second quarter of 2012, the Company’s captive insurance subsidiary purchased $15.0 million of the 2019 Notes through an open market transaction and currently holds none of the 2019 Notes subsequent to the redemption of the 2019 Notes on December 30, 2013, and June 18, 2014.

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

Senior Secured Credit Facilities

On May 25, 2011, Corporation entered into $1.8 billion of senior secured credit facilities (“Senior Secured Credit Facilities”) that consisted of a $1.44 billion senior secured term loan facility due 2018 (the “Term Loan Facility”) and a $350 million asset-based revolving credit facility due 2016 (the “ABL Facility”). The Senior Secured Credit Facilities are secured by substantially all of the assets of the Company.

On October 28, 2015, Corporation borrowed $635 million of Tranche B-2 incremental term loans (the “Initial October 2022 Tranche B-2 Term Loans”) under the Term Loan Facility, pursuant to a Second Amendment to Credit

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement (the “Second Amendment”) among the Corporation, the incremental term loan lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent (the “Administrative Agent”) and each of the other parties thereto.  The Initial October 2022 Tranche B-2 Term Loans were issued with 50 basis points of original issue discount and the proceeds were used to fund the Company’s acquisition of Rural/ Metro, as discussed in Note 5.

On November 12, 2015, Corporation borrowed an additional $365 million of Tranche B-2 incremental term loans (the “Additional October 2022 Tranche B-2 Term Loans” and together with the Initial October 2022 Tranche B-2 Term Loans, the “Tranche B-2 Term Loans”).  The Additional October 2022 Tranche B-2 Term Loans were issued with 100 basis points of original issue discount, and were used to repay outstanding ABL revolving credit facility borrowings, to pay related fees and expenses and for general corporate purposes.  All of the Tranche B-2 Term Loans mature on October 28, 2022, and bear interest at LIBOR plus an applicable margin of 3.50%, subject to a 100 basis point LIBOR floor.  While the Initial October 2022 Tranche B-2 Term Loans initially bore interest at a rate of LIBOR plus an applicable margin of 3.25% under the terms of the Second Amendment, on November 12, 2015 the applicable margin applicable to such loans was increased by 25 basis points pursuant to the Third Amendment to Credit Agreement among the Corporation, the incremental term loan lenders party thereto, the Administrative Agent and each of the other parties thereto.  All Tranche B-2 Term Loans were issued with six-month soft call protection, running from November 12, 2015, at 101% of the principal amount outstanding. All Tranche B-2 Term Loans otherwise have substantially the same terms as the Corporation’s term loans outstanding under the Term Loan Facility prior to November 12, 2015.

On November 12, 2015, the Corporation’s term loans outstanding prior to the borrowing of the Tranche B-2 Term Loans were subject to repricing under the terms of the Term Loan Credit Agreement and bear interest at a rate of LIBOR plus an applicable margin equal to 3.25%, which represents an increase of 25 basis points.

Term Loan Facility

Prior to February 7, 2013, loans under the Term Loan Facility bore interest at Company’s election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR rate”) and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the interest rate on the Initial Term Loans will increase to within 50 basis points of the interest rate on the Incremental Term Loans.

The credit agreement governing the Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, including repurchases of the Company’s capital stock, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to the customary exceptions.

ABL Facility

Prior to February 27, 2013, loans under the ABL Facility bore interest at the Company’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“ABL LIBOR rate”), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.

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

On February 5, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million

The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

As of December 31, 2015, letters of credit outstanding which impact the available credit under the ABL Facility were $140.8 million and the maximum available under the ABL Facility was $409.2 million.  These letters of credit primarily secure the Company’s obligations under its captive insurance program.

The credit agreement governing the ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, repurchases of the Company’s capital stock, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, repurchases of the Company’s capital stock, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

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

The Company may redeem the 2022 Notes, in whole or in part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. The Company may redeem the 2022 Notes, in whole or in part, at any time (i) on and after July 1, 2017, and prior to July 1, 2018, at a price equal to 103.844% of the principal amount of the 2022 Notes, (ii) on or after July 1, 2018 and prior to July 1, 2019, at a price equal to 102.563% of the principal amount of the 2022 Notes, (iii) on or after July 1, 2019, and prior to July 1, 2020, at a price equal to 101.281% of the principal amount of the 2022 Notes, and (iv) on or after July 1, 2020, at a price equal to 100.000% of the principal amount of the 2022 Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 1, 2017, the Company at its option may redeem up to 40% of the aggregate principal amount of the 2022 Notes with the proceeds of certain equity offerings at a redemption price of 105.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Debt and capital leases consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loan due 2018 (4.50% as of December 31, 2015 and 4.00% as of December 31, 2014)	2,276,204	1,289,575
ABL Facility	—	—
Notes due at various dates from 2016 to 2022 with interest rates from 6% to 10%	432	482
Capital lease obligations due at various dates from 2016 to 2018	3,089	1,486
Total	3,029,725	2,041,543
Less current portion	(24,550)	(12,349)
Discount on senior secured term loan	(12,075)	(3,317)
Total long-term debt and capital lease obligations	$2,993,100	$2,025,877

The aggregate amount of minimum payments required on long‑term debt and capital lease obligations (see Note 17) in each of the years indicated is shown in the table below.

Year	Amount
2016	$24,548
2017	24,315
2018	1,259,775
2019	10,240
2020	10,262
Thereafter	1,700,585
$3,029,725

12.Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in market interest rates and fuel prices and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

At December 31, 2015, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.5 million gallons, which represents approximately 18.2% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount of $2.8 million and

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an asset of $1.4 million as of December 31, 2015 and 2014, respectively. Over the next 12 months, the Company expects to reclassify $2.8 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $1.3 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, and net receipts from the counterparty of $0.5 million for the year ended December 31, 2013.

In October 2011, the Company entered into interest rate swap agreements which matured on August 31, 2015. The swap agreements were with major financial institutions and effectively converted a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%.  There will be no further periodic settlements with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $1.5 million as of December 31, 2014.  Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $1.5 million, $2.0 million and $2.0 million for the years ended December 31, 2015, 2014 and 2014, respectively.

13.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s AOCI by component for the years ended December 31, 2015 and 2014 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Other	Total
Balance as of January 1, 2014	$420	$(1,958)	$699	$—	$(839)
Other comprehensive income (loss) before reclassifications	(1,130)	(216)	(491)	—	(1,837)
Amounts reclassified from accumulated other comprehensive income (loss)	(187)	1,239	(232)	—	820
Net current-period other comprehensive income (loss)	(1,317)	1,023	(723)	—	(1,017)
Balance as of December 31, 2014	(897)	(935)	(24)	—	(1,856)
Other comprehensive income (loss) before reclassifications	(1,627)	(6)	(473)	601	(1,505)
Amounts reclassified from accumulated other comprehensive income (loss)	784	941	(13)	—	1,712
Net current-period other comprehensive income (loss)	(843)	935	(486)	601	207
Balance as of December 31, 2015	$(1,740)	$—	$(510)	$601	$(1,649)

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the line item on the Consolidated Statements of Operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Year-ended December 31,
Details about AOCI components	2015	2014	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(1,254)	$300	Operating expenses
Interest rate swap	(1,506)	(1,986)	Interest expense, net
	(2,760)	(1,686)	Total before tax
	1,035	634	Tax benefit (expense)
	$(1,725)	$(1,052)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$21	$371	Realized gains (losses) on investments
	21	371	Total before tax
	(8)	(139)	Tax benefit (expense)
	$13	$232	Net of tax

14.Equity

Equity Structure and Initial Public Offering

On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23.00 per share, for an aggregate offering price of $1,110.9 million. The Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R (“Consulting Agreement”) which was recorded to “Selling, general and administrative expenses” in the accompanying consolidated statements of operations as of December 31, 2013, see Note 18.

Net proceeds from the initial public offering were used to (i) redeem in full Holding’s PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019 Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

On each of February 5, 2014, and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of common stock, and an additional 4,125,000 shares of common stock, upon the underwriters’ exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including investment funds sponsored by, or affiliated with CD&R Affiliates, to the underwriters at $30.50 per share and $34.00 per share, respectively, less an underwriting discount.  On September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of common stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriter at $34.97 per share.  Additionally, on March 5, 2015, the Company registered the offering and sale of 50,857,145 shares of common stock by CD&R Affiliates, which constituted the remaining shares beneficially owned by them, to the underwriter at $36.25 per share, less an underwriting discount.

The underwriters in these selling stockholder transactions offered the shares to the public from time to time at

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
•

To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

•

Upon the Company’s liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

The Company’s ability to pay dividends on its Common Stock is subject to its subsidiaries’ ability to pay dividends, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indentures governing the 2022 Notes.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company’s Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.

Share Repurchase Program

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration. As of December 31, 2015, the Company had not repurchased any shares under its share repurchase program.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Retirement Plans and Employee Benefits

Defined Benefit Pension Plan

Rural/ Metro Pension Plan

Acquired as part of the Company’s acquisition of Rural/ Metro on October 28, 2015, the Company provides a defined benefit pension plan (the “Pension Plan”) that covers eligible employees of one of Rural/ Metro’s subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service.

The Company’s general funding policy is to make annual contributions to the Pension Plan as required by the Employee Retirement Income Security Act. The Company did not make any contributions during the period from the acquisition date of Rural/ Metro of October 28, 2015, to December 31, 2015.

The following table shows a reconciliation of changes in the Pension Plan’s benefit obligation and plan assets for the period from October 28, 2015, to December 31, 2015:

Change in benefit obligation:
Benefit obligation as of acquisition date of Rural/ Metro of October 28, 2015	$40,318
Service costs	556
Interest costs	315
Plan participants' contributions	1
Benefits paid	(16)
Actuarial (gain) loss	(1,106)
Benefit obligation at December 31, 2015	$40,068
Change in plan assets:
Fair value of plan assets as of acquisition date of Rural/ Metro of October 28, 2015	18,669
Actual return on plan assets	(272)
Employer contributions	—
Benefits paid	(16)
Plan participants' contributions	1
Fair value of plan assets at December 31, 2015	$18,382
Funded status at December 31, 2015	$(21,686)

Amounts recognized in the consolidated balance sheets totaling $21.7 million as of December 31, 2015, were classified as other long-term liabilities.

Amounts in accumulated other comprehensive income (loss), before income taxes, that have not been recognized as net periodic benefit cost as of December 31, 2015, consist of $0.6 million of accumulated net actuarial gains.

The accumulated benefit obligation for the Pension Plan was $37.5 million as of December 31, 2015.

Amortization of the net actuarial gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of Net Periodic Benefit Cost or Income for each year. If, at the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. The components of net periodic benefit cost and

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other amounts recognized as comprehensive (loss) income during the period from October 28, 2015 to December 31, 2015, are as follows (in thousands):

Net periodic benefit cost:
Service cost	$556
Interest cost	315
Expected return on plan assets	(233)
Net periodic benefit cost	$638
Other changes in plan assets and benefit obligations recognized as other comprehensive loss (income)
Net gain	(601)
Net gain recognized during the period	—
Total recognized in other comprehensive loss (income)	$(601)
Total recognized as net periodic benefit cost and other comprehensive loss (income)	$37

The assumptions used to determine the Company’s benefit obligation were as of December 31, 2015:

Discount rate	4.80%
Rate of increase in compensation levels	2.00%

The new mortality tables (RP-2015) and mortality improvement scale (MP-2015) issued during October 2015 by the Society of Actuaries were utilized in determining the Company’s benefit obligation as of December 31, 2015.

The assumptions used to determine the Company’s net periodic benefit cost for the period from October 28, 2015, to December 31, 2015, were:

Discount rate	4.69%
Rate of increase in compensation levels	2.00%
Expected long-term rate of return on assets	7.50%

In developing the expected long-term rate of return assumption, the Company evaluated the outputs of financial models designed to simulate results under multiple investment scenarios and to estimate long-term investment returns based on the Pension Plan’s asset allocation. Expected return on plan assets is determined using the fair value of plan assets.

The Company’s Pension Plan target and actual asset allocation as of December 31, 2015, by asset category are shown below:

	Target			Actual
	Allocation			Allocation
Asset allocation:
Equity securities	60%	-	70%	57.8%
Debt securities	25%	-	40%	33.9%
Real estate	5%	-	15%	8.3%
Total	100.0%			100.0%

The Company invests in a diversified portfolio to ensure that adverse or unexpected results from a security class will not have a detrimental impact on the entire portfolio. The portfolio is diversified by asset type, performance and risk characteristics, and number of investments. Asset classes and ranges considered appropriate for investment of the Pension Plan’s assets are determined by the Pension Plan’s investment committee. The asset classes include domestic

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and foreign equities, emerging market equities, domestic and foreign investment grade and high-yield bonds and domestic real estate.

The Company has adopted the fair value provisions (as described in Note 2) for the plan assets.  The Company categorizes plan assets within a three-level fair value hierarchy.

The fair values of the Pension Plan assets as December 31, 2015, by asset class were as follows (in thousands):

Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,350	$277	$—	$10,627
Debt securities	1,560	4,679	—	6,239
Real estate	402	—	1,114	1,516
Total equity securities	$12,312	$4,956	$1,114	$18,382

The real estate balance classified as a Level 3 liability has decreased approximately $0.1 million since October 28, 2015 as a result of net purchases and sales during the period ended December 31, 2015.

The Company does not expect to contribute to the Pension Plan during 2016.

Future benefit payments expected to be made from Pension Plan assets are summarized below by year (in thousands):

Expected benefit payments:
2016	$210
2017	289
2018	395
2019	512
2020	611
2021-2025	5,883

Other Pension Plans

SEA has a pension plan (the “SEA Plan”) with $10.1 million in accumulated benefit obligations as of the acquisition date.  The SEA Plan was frozen at acquisition.  The SEA Plan is fully funded, with both investments and escrow funds set-aside to cover any shortfall of the investments in covering the liabilities upon liquidation. The Company received a favorable determination letter from the IRS dated February 2, 2016, and anticipates that the liquidation of the SEA Plan will be completed in the first quarter of 2016.  At December 31, 2015, the SEA Plan assets and liabilities are netted in the Company’s consolidated balance sheets.

NTEP has a pension plan (the “NTEP Plan”) with $2.8 million in accumulated benefit obligations as of the acquisition date.  The NTEP Plan was frozen and is in the process of being terminated with the IRS.  The NTEP Plan is fully funded, with both investments and escrow funds set-aside to cover any shortfall of the investments in covering the liabilities upon liquidation.  The Company anticipates that the NTEP Plan will be terminated and liquidated in 2016.  At December 31, 2015, the NTEP Plan assets and liabilities are netted in the Company’s consolidated balance sheets.

Other Postemployment Benefits

The Company maintains two 401(k) plans (the “401(k) Plans”) and a money purchase plan, collectively “the Plans”, for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the Plans. The money purchase plan is frozen to new participants. Employees may contribute a maximum of 40% of their compensation each year up to the annual limit established by the Internal Revenue Service ($18,000 in 2015). The 401(k) Plans provide a 50% match on up to 6% of eligible compensation.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s contributions to the Plans were $14.1 million, $12.9 million and $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Contributions are included in compensation and benefits in the accompanying consolidated statements of operations.

EmCare serves as Plan Administrator on a qualified retirement plan established in March 1998 called the Associated Physicians’ Retirement Plan (the “Plan”). This plan provides retirement benefits to employed physicians and clinicians in the professional corporations that have adopted this multiple employer plan. Eligible employees may immediately elect to contribute 1% to 25% of their annual compensation on a tax‑deferred basis subject to limits established by the Internal Revenue Service through the 401(k) component of the Plan. The Plan also has a separate component that allows participants the ability to make a one‑time irrevocable election to reduce their annual compensation up to 20% in exchange for a contribution made to their retirement account from their respective employer company. Total contributions from the subscribing employers were $4.3 million,  $2.9 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan and Provider Stock Purchase Plan

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

During the year ended December 31, 2015, employee and provider purchases of common stock through the ESPP and PSPP totaled approximately 0.2 million shares.

16.Equity Based Compensation

Omnibus Incentive Plan

Upon completion of the Company’s initial public offering, the previous stock compensation plan (“Stock Compensation Plan”) terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted pursuant to which options and awards with respect to a total of 16,708,289 shares of Common Stock are available for grant. As of December 31, 2015, a total of 16,376,956 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. As of December 31, 2015,  no grants of performance based awards under the Omnibus Incentive Plan had been made. Options are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of Common Stock or 1.5 million performance awards up to a maximum dollar

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain company-wide objectives. All options have 10 year terms.

Equity Based Compensation

A compensation charge of $6.6 million, $5.1 million and $4.2 million was recorded during the years ended December 31, 2015, 2014 and 2013, respectively, in “Selling, general and administrative expenses” included in the accompanying consolidated statements of operations.

The Company realized approximately $39.1 million and $46.2 million of tax benefits from stock awards exercised during the years ended December 31, 2015 and 2014, respectively, and less than $1.0 million of tax benefits from stock awards exercised during the year ended December 31, 2013.

Equity Award Activity

Stock option activity for the year ended December 31, 2015 was as follows (in thousands):

		Weighted
		Average		Weighted
	Class A	Exercise	Aggregate	Average
	Shares	Price	Intrinsic Value	Remaining Life
Outstanding at beginning of year	12,374,898	$4.10	$378,574	6.3 years
Granted	102,990	35.29
Exercised	(3,061,183)	4.05
Expired	(1,865)	28.16
Forfeited	(24,524)	15.80
Outstanding at end of year	9,390,316	4.42	203,561	5.5 years
Exercisable at end of year	9,000,302	$4.05	$197,854	5.4 years

In August 2011, the non‑employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of restricted stock units (“RSUs”). These RSUs are fully vested when granted.  All other grants of RSUs have time based vesting.

The Company granted  54,272 RSUs during the year ended December 31, 2015, with a weighted average market price of $34.98.  The Company granted 45,370 RSUs during the year ended December 31, 2014, with a weighted average market price of $33.32.  The Company granted 23,623 RSUs during the year ended December 31, 2013,  with a weighted average market price of $7.39.

Valuation

The fair value of each stock option award is estimated on the grant date, using the Black‑Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company, the stock volatility of publicly traded peer companies and in consultation with a valuation specialist.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2015			2014			2013
Volatility		35%			35%		30%	-	35%
Risk free rate	1.53%	-	1.92%	0.33%	-	2.17%	0.67%	-	1.56%
Expected dividend yield		0%			0%			0%
Expected term of options in years	5.8	-	6.3	6.3	-	7.0		5.0

The weighted average fair values of stock options granted during 2015 and 2014 were $12.96 and $11.03 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $103.7 million and $115.0 million, respectively.

As of December 31, 2015, total unrecognized compensation cost related to unvested stock awards was $1.6 million which will be recognized over the weighted average remaining vesting life of approximately 1.0 year.

17.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $56.8 million, $45.7 million and $44.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Future commitments under non‑cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows (in thousands):

		Operating
	Capital	Leases &
	Leases	Other
Year Ended December 31,
2016	$1,307	$101,576
2017	1,009	68,007
2018	338	57,658
2019	243	46,691
2020	243	28,068
Thereafter	567	62,244
	3,707	$364,244
Less imputed interest	(618)
Total capital lease obligations	3,089
Less current portion	(1,126)
Long-term capital lease obligations	$1,963

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

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (i) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (ii) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (iii) whether discounts in violation of the federal Anti‑Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti‑Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

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

Letters of Credit

As of December 31, 2015 and 2014, the Company had $140.8 million and $112.3 million, respectively, in outstanding letters of credit.

Other Legal Matters

In December 2006, AMR received a subpoena from the U.S. Department of Justice (“DOJ”). The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG”) in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013 a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR’s services in New York, although the obligations of the Company’s compliance program will remain in effect following the expected divestiture. The divesture was completed on July 1, 2013.

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. While certification of the rest period claims in the consolidated Karapetian/ Aguilar case was denied, the Court certified classes on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees. On October 13, 2015, the Court decertified all classes in the Karapetian/ Aguilar case, a decision that is being appealed. In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that is being appealed; the Court indicated that it would certify a class on overtime claims, but plaintiff’s counsel has indicated that it intends to dismiss that claim as AMR’s policy complies with a recent Court of Appeals decision. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed; while the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

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

In September 2009 a qui tam action was filed against Rural/Metro in the U. S. District Court for the Northern District of Alabama. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services.  The federal government intervened in the lawsuit on March 14, 2011, and on June 14, 2012, Rural/Metro entered into a settlement agreement with the DOJ and plaintiff, agreeing to pay $5.5 million to the federal government. In connection with this settlement, Rural/Metro entered into a CIA with the OIG (the “Rural/Metro CIA”), which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting of certain reportable events.  The term of the Rural/Metro CIA is five years and is set to expire in June 2017.  On October 28, 2015, the Company completed its acquisition of Rural/Metro.

On December 10, 2012, an OIG subpoena was served on Mercy Hospital, Buffalo, New York, requesting documents related to interfacility specialty care transports provided by Rural/Metro’s Buffalo division. Rural/Metro provided responsive documents. On April 14, 2014, the Rural/Metro received a second subpoena from the DOJ, Western District of New York requesting additional information.  The investigation was subsequently expanded to include Rural/Metro’s Kentucky market. Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. The Company is unable to determine the potential impact that will result from this investigation.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.  The reserve has been included in restructuring and other charges in the Company’s statements of operations for the year ended December 31, 2015.

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

In November 2013, AMR received a subpoena from the New Hampshire Department of Insurance (the “Department”) directed to American Medical Response of Massachusetts, Inc. The subpoena requested documents relating to ambulance services provided to approximately 150 patients residing in the state of New Hampshire who had been involved in motor vehicle accidents and who were ultimately transported by AMR. In addition, the subpoena requested information relating to any agreements for reimbursement between AMR and Progressive Insurance. The Company cooperated with the Department during its investigation and, in March 2014, it was notified that the investigation was concluded and closed without further action by the Department.

On January 8, 2015, the U.S. Attorney’s Office for the District of Arizona issued a Civil Investigative Demand (“CID”) for copies of documents pertaining to ambulance transports provided by Rural/ Metro in its San Diego and Arizona markets. The CID does not provide any information regarding specific allegations or claims made by the government.  Rural/ Metro is cooperating with the government during its investigation and has provided responsive documents.  The Company is unable to determine the potential impact, if any, that will result from this investigation.

On March 27, 2015, OIG issued a Request for Information or Assistance to Rural/ Metro relating to its Arvada, Colorado location. The request does not indicate any specific allegation against Rural/ Metro. Rural/ Metro is cooperating with the government during its investigation and has provided responsive documents.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.Related Party Transactions

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

Registration Rights Agreement

In connection with the closing of the Merger, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the CD&R Affiliates, which granted the CD&R Affiliates specified demand and piggyback registration rights with respect to the Company’s common stock. Upon the CD&R Affiliates’ disposition of the remaining shares of the Company’s common stock beneficially owned by them in a registered secondary offering, on March 11, 2015, the Registration Rights Agreement terminated pursuant to its terms.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

19.Variable Interest Entities

GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIEs”) to be consolidated if an entity’s interest in the VIE has a controlling financial interest.  Under the Variable Interest Model, a controlling financial interest is determined based on which entity, if any, has i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.    For all consolidated VIEs, the Company is not contractually obligated to fund losses, if any, in excess of its investment.

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

The following table summarizes the AHAH-Evolution JV assets and liabilities as of December 31, 2015, which are included in the Company’s consolidated financial statements (in thousands):

December 31,
2015
Current assets	$38,815
Current liabilities	10,095

During the year ended December 31, 2015, cash contributions of $0.1 million were made to AHAH-Evolution JV by either of the parties for working capital requirements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the UHS-EmCare JV assets and liabilities as of December 31, 2015, which are included in the Company’s consolidated financial statements (in thousands):

	December 31,	December 31,
	2015	2014
Current assets	$37,448	$21,427
Current liabilities	12,638	6,748

During the year ended December 31, 2015, there were no cash contributions made to UHS-EmCare JV by either of the parties for working capital requirements.    During the year ended December 31, 2014, cash contributions of $0.3 million were made to UHS-EmCare JV by each of the parties for working capital requirements.

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of December 31, 2014 and 2013, which are included in the Company’s consolidated financial statements (in thousands):

	December 31,	December 31,
	2015	2014
Current assets	$179,632	$155,041
Current liabilities	54,861	31,163

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, there were no cash contributions made to HCA-EmCare JV by either of the parties for working capital requirements.  During the years ended December 31, 2014 and 2013, cash contributions of $1.0 million and $3.0 million, respectively, were made to HCA-EmCare JV by each of the parties for working capital requirements.

20.Insurance

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully‑insured and self‑insured components. This includes the use of an off‑shore captive insurance program through a wholly‑owned subsidiary for certain professional (medical malpractice), auto, workers’ compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third‑party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2015.

The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third‑party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate of 1.5%. General liability claims are not discounted.

Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third‑party actuaries and premiums paid to third‑party insurers.

The table below summarizes the non‑health and welfare insurance reserves included in the accompanying balance sheets (in thousands):

	Accrued Liabilities	Insurance Reserves	Total Liabilities
December 31, 2015
Automobile	$14,563	$15,554	$30,117
Workers compensation	28,025	41,528	69,553
General/Professional liability	61,334	195,568	256,902
	$103,922	$252,650	$356,572
December 31, 2014
Automobile	$7,469	$6,230	$13,699
Workers compensation	18,299	30,826	49,125
General/Professional liability	48,444	143,583	192,027
	$74,212	$180,639	$254,851

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes to the Company’s estimated losses under self‑insured programs were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance, beginning of period	$254,851	$249,165	$238,597
Expense for current period reserves	59,176	62,836	74,501
Unfavorable (favorable) changes to prior reserves	7,264	7,539	9,141
Changes in losses covered by commercial insurance programs	15,649	17,532	—
Increase in reserves from acquisitions	90,593	18,217	—
Payments for claims	(70,961)	(100,438)	(73,074)
Balance, end of period	356,572	254,851	249,165
Discount factor	7,438	7,045	8,418
Undiscounted reserve, end of period	$364,010	$261,896	$257,583

The following table reflects a summary of expected future claim payments relating to non‑health and welfare insurance reserves (in thousands):

Year	Amount
2016	$103,922
2017	92,473
2018	65,808
2019	41,584
2020	22,512
Thereafter	30,273
Total	$356,572

21.Segment Information

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s reportable operating segment results were as follows (in thousands):

	Year-ended December 31,
	2015	2014	2013
Facility-Based and Post-Acute Care Physician Services
Net revenue	$3,648,392	$2,842,458	$2,358,787
Income from operations	239,499	282,495	219,842
Adjusted EBITDA	377,657	363,333	294,033
Goodwill	1,999,115	1,679,495	1,574,882
Intangible Assets, net	657,787	365,094	370,897
Total identifiable assets	3,790,348	2,884,250	2,624,161
Capital expenditures	13,832	15,480	8,215
Healthcare Transportation Services
Net revenue	$1,799,524	$1,555,186	$1,369,525
Income from operations	125,749	105,991	56,986
Adjusted EBITDA	226,662	192,891	151,745
Goodwill	1,272,818	859,138	860,788
Intangible Assets, net	393,844	159,388	142,801
Total identifiable assets	2,577,582	1,616,200	1,515,162
Capital expenditures	71,669	56,460	51,449
Segment Totals
Net revenue	$5,447,916	$4,397,644	$3,728,312
Income from operations	365,248	388,486	276,828
Adjusted EBITDA	604,319	556,224	445,778
Goodwill	3,271,933	2,538,633	2,435,670
Intangible Assets, net	1,051,631	524,482	513,698
Total identifiable assets	6,367,930	4,500,450	4,139,323
Capital expenditures	85,501	71,940	59,664

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$150,750	$119,866	$11,495
Add-back of non-operating expense (income):
Interest expense, net	117,183	110,505	186,701
Income tax expense (benefit)	97,374	89,498	(994)
Loss on early debt extinguishment	—	66,397	68,379
Realized losses (gains) on investments	(21)	(371)	(471)
Interest income from restricted assets	(651)	(1,135)	(792)
Equity in earnings of unconsolidated subsidiary	(353)	(254)	(323)
Other expense (income), net	966	3,980	12,760
Corporate operating expense	—	—	73
Income from operations — segment totals	365,248	388,486	276,828

Add-back of operating expense (income):
Depreciation and amortization expense	182,897	146,155	140,632
Restructuring and other charges	30,169	6,968	5,669
Severance and related costs	4,593	—	—
Net (income) loss attributable to noncontrolling interest	(5,858)	5,642	(5,500)
Adjustment to net (income) loss attributable to noncontrolling interest due to deferred taxes	395	(2,259)	—
Interest income from restricted assets	651	1,135	792
Equity-based compensation expense	6,590	5,109	4,248
Transaction costs	19,634	4,988	—
Related party management fees	—	—	23,109
Adjusted EBITDA — segment totals	604,319	556,224	445,778
Corporate operating expense	—	—	(73)
Adjusted EBITDA	$604,319	556,224	445,705

A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31 (in thousands):

	December 31,	December 31,
	2015	2014
Segment total identifiable assets	$6,367,930	$4,500,450
Corporate cash	(23,392)	167,345
Other corporate assets	43,653	35,958
Total identifiable assets	$6,388,191	$4,703,753

Other corporate assets principally consist of property, plant and equipment, and other assets.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Segment total capital expenditures	$85,501	$71,940	$59,664
Corporate capital expenditures	9,589	6,106	6,215
Total capital expenditures	$95,090	$78,046	$65,879

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collective Bargaining Agreements

Approximately 45% of AMR employees are represented by 70 active collective bargaining agreements. There are 29 operational locations representing approximately 4,160 employees currently in the process of negotiations or will be subject to negotiation in 2016. In addition, 18 collective bargaining agreements, representing approximately 2,540 employees will be subject to negotiations in 2017. While the Company believes it maintains a good working relationship with its employees, the Company has experienced some union work actions. The Company does not expect these actions to have a material adverse effect on its ability to provide service to its patients and communities.

Major Customers

One customer, Hospital Corporation of America, comprised 24.1%,  27.5%, and 21.7% of EmCare’s total net revenue as of December 31, 2015, 2014 and 2013, respectively. No other customer (including all facility contracts under a single hospital system) comprised more than 10% of consolidated total net revenue.

22.Valuation and Qualifying Accounts

	Allowance for	Allowance for	Total Accounts
	Contractual	Uncompensated	Receivable
	Discounts	Care	Allowances
	(in thousands)
Balance at January 1, 2013	$1,619,488	$841,754	$2,461,242
Additions	8,607,966	3,043,210	11,651,176
Reductions	(8,224,750)	(2,846,131)	(11,070,881)
Balance as of December 31, 2013	2,002,704	1,038,833	3,041,537
Additions	11,255,851	3,487,309	14,743,160
Reductions	(10,457,703)	(3,298,343)	(13,756,046)
Balance as of December 31, 2014	2,800,852	1,227,799	4,028,651
Additions	14,509,853	4,405,093	18,914,946
Reductions	(13,970,627)	(3,853,692)	(17,824,319)
Balance as of December 31, 2015	$3,340,078	$1,779,200	$5,119,278

23.Consolidating Financial Information

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of December 31, 2015

(in thousands)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$141,672	$—	$141,677
Insurance collateral	—	68,849	—	68,849
Trade and other accounts receivable, net	—	1,257,021	—	1,257,021
Parts and supplies inventory	—	34,023	—	34,023
Prepaids and other current assets	3,650	96,857	(3,650)	96,857
Total current assets	3,655	1,598,422	(3,650)	1,598,427
Property, plant, and equipment, net	—	335,869	—	335,869
Intangible assets, net	—	1,051,631	—	1,051,631
Insurance collateral	—	9,065	—	9,065
Goodwill	—	3,271,933	—	3,271,933
Other long-term assets	103	121,266	(103)	121,266
Investment in wholly owned subsidiary	1,963,780	—	(1,963,780)	—
Total assets	$1,967,538	$6,388,186	$(1,967,533)	$6,388,191
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$67,986	$—	$68,985
Accrued liabilities	—	616,095	(3,650)	612,445
Current deferred tax liabilities	—	85,765	—	85,765
Current portion of long-term debt and capital lease obligations	—	24,550	—	24,550
Total current liabilities	999	794,396	(3,650)	791,745
Long-term debt and capital lease obligations	—	2,993,100	—	2,993,100
Long-term deferred tax liabilities	—	283,448	(103)	283,345
Insurance reserves	—	252,650	—	252,650
Other long-term liabilities	—	65,910	—	65,910
Total liabilities	999	4,389,504	(3,753)	4,386,750
Equity:
Common stock	1,869	—	—	1,869
Preferred stock	—	—	—	—
Additional paid-in capital	1,677,578	1,606,975	(1,606,975)	1,677,578
Retained earnings	288,741	358,454	(358,454)	288,741
Accumulated other comprehensive income (loss)	(1,649)	(1,649)	1,649	(1,649)
Total Envision Healthcare Holdings, Inc. equity	1,966,539	1,963,780	(1,963,780)	1,966,539
Noncontrolling interest	—	34,902	—	34,902
Total equity	1,966,539	1,998,682	(1,963,780)	2,001,441
Total liabilities and equity	$1,967,538	$6,388,186	$(1,967,533)	$6,388,191

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$5,447,916	$—	$5,447,916
Compensation and benefits	—	3,922,273	—	3,922,273
Operating expenses	—	681,342	—	681,342
Insurance expense	—	145,829	—	145,829
Selling, general and administrative expenses	—	120,158	—	120,158
Depreciation and amortization expense	—	182,897	—	182,897
Restructuring and other charges	—	30,169	—	30,169
Income (loss) from operations	—	365,248	—	365,248
Interest income from restricted assets	—	651	—	651
Interest expense, net	—	(117,183)	—	(117,183)
Realized gains (losses) on investments	—	21	—	21
Other income (expense), net	(589)	(377)	—	(966)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(589)	248,360	—	247,771
Income tax benefit (expense)	1,068	(98,442)		(97,374)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	479	149,918	—	150,397
Equity in net income (loss) of subsidiary	144,413	—	(144,413)	—
Equity in earnings of unconsolidated subsidiary	—	353	—	353
Net income (loss)	144,892	150,271	(144,413)	150,750
Less: Net (income) loss attributable to noncontrolling interest	—	(5,858)	—	(5,858)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$144,892	$144,413	$(144,413)	$144,892

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2014
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$4,397,644	$—	$4,397,644
Compensation and benefits	—	3,156,480	—	3,156,480
Operating expenses	—	487,841	—	487,841
Insurance expense	—	120,983	—	120,983
Selling, general and administrative expenses	—	90,731	—	90,731
Depreciation and amortization expense	—	146,155	—	146,155
Restructuring and other charges	—	6,968	—	6,968
Income from operations	—	388,486	—	388,486
Interest income from restricted assets	—	1,135	—	1,135
Interest expense, net	—	(110,505)	—	(110,505)
Realized gains (losses) on investments	—	371	—	371
Other income (expense), net	(4,153)	173	—	(3,980)
Loss on early debt extinguishment	—	(66,397)	—	(66,397)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(4,153)	213,263	—	209,110
Income tax benefit (expense)	(273)	(89,225)		(89,498)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(4,426)	124,038	—	119,612
Equity in net income (loss) of subsidiary	129,934	—	(129,934)	—
Equity in earnings of unconsolidated subsidiary	—	254	—	254
Net income (loss)	125,508	124,292	(129,934)	119,866
Less: Net (income) loss attributable to noncontrolling interest	—	5,642	—	5,642
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$125,508	$129,934	$(129,934)	$125,508

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2013
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$3,728,312	$—	$3,728,312
Compensation and benefits	—	2,667,439	—	2,667,439
Operating expenses	70	424,795	—	424,865
Insurance expense	—	106,293	—	106,293
Selling, general and administrative expenses	3	106,656	—	106,659
Depreciation and amortization expense	—	140,632	—	140,632
Restructuring and other charges	—	5,669	—	5,669
Income from operations	(73)	276,828	—	276,755
Interest income from restricted assets	—	792	—	792
Interest expense, net	(30,567)	(156,134)	—	(186,701)
Realized gains (losses) on investments	—	471	—	471
Other income (expense), net	—	(12,760)	—	(12,760)
Loss on early debt extinguishment	(29,519)	(38,860)	—	(68,379)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(60,159)	70,337	—	10,178
Income tax benefit (expense)	17,881	(16,887)	—	994
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(42,278)	53,450	—	11,172
Equity in net income (loss) of subsidiary	48,273	—	(48,273)	—
Equity in earnings of unconsolidated subsidiary	—	323	—	323
Net income (loss)	5,995	53,773	(48,273)	11,495
Less: Net (income) loss attributable to noncontrolling interest	—	(5,500)	—	(5,500)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$5,995	$48,273	$(48,273)	$5,995

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$1,890	$247,218	$249,108
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(4,594)	(4,594)
Sales and maturities of available-for-sale securities	—	11,409	11,409
Purchase of property, plant and equipment	—	(95,090)	(95,090)
Proceeds from sale of property, plant and equipment	—	713	713
Acquisition of businesses, net of cash received	—	(1,356,926)	(1,356,926)
Net change in insurance collateral	—	4,533	4,533
Other investing activities	—	(320)	(320)
Net cash provided by (used in) investing activities	—	(1,440,275)	(1,440,275)
Cash Flows from Financing Activities
Borrowings under the Term Loan	—	1,000,000	1,000,000
Borrowings under the ABL Facility	—	455,000	455,000
Repayments of the Term Loan	—	(13,372)	(13,372)
Repayments of the ABL Facility	—	(455,000)	(455,000)
Debt issuance costs	—	(26,463)	(26,463)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	17,413	17,413
Excess tax benefits from equity-based compensation	—	36,860	36,860
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(589)	(589)
Net intercompany borrowings (payments)	(1,890)	1,890	—
Net cash provided by (used in) financing activities	(1,890)	1,015,839	1,013,949
Change in cash and cash equivalents	—	(177,218)	(177,218)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$141,672	$141,677

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash flow

(in thousands)

	Year Ended December 31, 2014
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$17,057	$256,991	$274,048
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(79,751)	(79,751)
Sales and maturities of available-for-sale securities	—	62,673	62,673
Purchase of property, plant and equipment	—	(78,046)	(78,046)
Proceeds from sale of property, plant and equipment	—	2,444	2,444
Acquisition of businesses, net of cash received	—	(181,642)	(181,642)
Net change in insurance collateral	—	481	481
Other investing activities	—	(2,977)	(2,977)
Net cash provided by (used in) investing activities	—	(276,818)	(276,818)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	50,000	50,000
Proceeds from issuance of senior notes	—	740,625	740,625
Repayments of the Term Loan	—	(13,372)	(13,372)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Repayments of senior notes	—	(607,750)	(607,750)
Payment for debt extinguishment premiums	—	(37,630)	(37,630)
Debt issuance costs	—	(2,224)	(2,224)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	7,730	7,730
Excess tax benefits from equity-based compensation	—	44,550	44,550
Shares repurchased for tax withholdings	—	(14,430)	(14,430)
Contributions from noncontrolling interest, net	—	(924)	(924)
Other financing activities	—	378	378
Net intercompany borrowings (payments)	(98,774)	98,774	—
Net cash provided by (used in) financing activities	(98,774)	215,727	116,953
Change in cash and cash equivalents	(81,717)	195,900	114,183
Cash and cash equivalents, beginning of period	81,722	122,990	204,712
Cash and cash equivalents, end of period	$5	$318,890	$318,895

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.Quarterly Financial Information (unaudited)

The following tables summarize unaudited results for each quarter in the years ended December 31, 2015 and 2014 (in thousands, except per share amounts).

	2015
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,244,502	$1,354,258	$1,367,370	$1,481,786
Income from operations	83,263	114,320	59,957	107,708
Net income (loss)	33,930	53,688	18,570	44,562
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	33,375	52,416	17,236	41,865

Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.18	0.28	0.09	0.22
Diluted	0.17	0.27	0.09	0.22

	2014
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$1,014,211	$1,075,327	$1,150,329	$1,157,777
Income from operations	68,318	93,139	113,901	113,128
Net income (loss)	21,525	(1,992)	52,843	47,490
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	24,825	(1,992)	52,776	49,899

Earnings (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	0.14	(0.01)	0.29	0.27
Diluted	0.13	(0.01)	0.28	0.26

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Schedule I—Registrant’s Condensed Financial Statements

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$5	$5
Prepaids and other current assets	3,650	5,019
Total current assets	3,655	5,024
Non-current assets:
Investment in wholly owned subsidiary	1,963,780	1,756,407
Long-term deferred tax assets	103	145
Other long-term assets	—	—
Total assets	$1,967,538	$1,761,576
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$999
Accrued liabilities	—	—
Total current liabilities	999	999
Long-term debt	—	—
Total liabilities	999	999
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 186,924,004 and 183,679,113 issued and outstanding as of December 31, 2015 and 2014, respectively)	1,869	1,837
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and 2014)	—	—
Additional paid-in capital	1,677,578	1,616,747
Retained earnings	288,741	143,849
Accumulated other comprehensive income (loss)	(1,649)	(1,856)
Total stockholders’ equity	1,966,539	1,760,577
Total liabilities and stockholders’ equity	$1,967,538	$1,761,576

See accompany notes to condensed financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Equity in net income (loss) of subsidiary	$144,413	$129,934	$48,273
Operating expenses	—	—	(70)
Selling, general and administrative expenses	—	—	(3)
Interest expense, net	—	—	(30,567)
Other income (expense), net	(589)	(4,153)	—
Loss on early debt extinguishment	—	—	(29,519)
Income (Loss) before income taxes	143,824	125,781	(11,886)
Income tax benefit (expense)	1,068	(273)	17,881
Net income (loss)	144,892	125,508	5,995
Other comprehensive income (loss), net of tax:	207	(1,017)	(626)
Comprehensive income (loss)	$145,099	$124,491	$5,369

See accompany notes to condensed financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Envision Healthcare Holdings, Inc.

Parent Company Only

Condensed Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$144,892	$125,508	$5,995
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income (loss) of subsidiary	(144,413)	(129,934)	(48,273)
Depreciation and amortization	—	—	2,817
Loss on early debt extinguishment	—	—	29,519
Deferred income taxes	1,411	18,926	(20,353)
Changes in operating assets/liabilities	—	2,557	(3,130)
Net cash provided by (used in) operating activities	1,890	17,057	(33,425)
Cash Flows from Investing Activities	.
Net cash provided by (used) in investing activities	—	—	—
Cash Flows from Financing Activities
Issuance of common stock	—	—	1,110,900
Repayments of PIK Notes	—	—	(450,000)
Payments for debt extinguishment premiums	—	—	(12,386)
Distribution to Corporation	(1,890)	(98,774)	(489,326)
Dividend received	—	—	20,813
Equity issuance costs	—	—	(65,131)
Debt issue costs	—	—	(4)
Net cash provided by (used in) financing activities	(1,890)	(98,774)	114,866
Change in cash and cash equivalents	—	(81,717)	81,441
Cash and cash equivalents, beginning of period	5	81,722	281
Cash and cash equivalents, end of period	$5	$5	$81,722

See accompany notes to condensed financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes to Condensed Parent Company Only Financial Statements

1.	Description of Envision Healthcare Holdings, Inc.

Envision Healthcare Holdings, Inc. (the “Parent”) was incorporated in Delaware on February 28, 2011, in connection with the merger of CDRT Merger Sub, Inc., a wholly‑owned subsidiary of Envision Healthcare Intermediate Corporation, a wholly‑owned subsidiary of Parent, with and into Envision Healthcare Corporation (“Corporation”). The Parent has no significant operations or assets other than its indirect ownership of the equity of Corporation. Accordingly, the Parent is dependent upon distributions from Corporation to fund its obligations. However, under the terms of Corporation’s credit agreements governing Corporation’s ABL Facility and Term Loan and the Indenture governing Corporation’s 2022 Notes, Corporation’s ability to pay dividends or lend to the Parent is restricted, except that Corporation may pay specified amounts to Parent to fund the payment of the Company’s tax obligations. Corporation has no obligation to pay dividends to Parent.

2.	Basis of Presentation

The accompanying condensed financial statements (parent company only) include the accounts of Parent and its investment in Corporation, which is stated at cost plus equity in undistributed earnings of Corporation since the date of acquisition, and do not present the financial statements of the parent and its subsidiary on a consolidated basis.  Certain prior period balances in the parent company only financial statements have been reclassified to conform to the current year presentation.    These parent company only financial statements should be read in conjunction with the Envision Healthcare Holdings, Inc. consolidated financial statements.

3.	Debt

On October 1, 2012, the Company issued $450 million of Senior PIK Toggle Notes due 2017 (the “PIK Notes”) and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in the Company

On August 30, 2013, the Company redeemed all of the PIK Notes at a redemption price equal to 102.75% of the aggregate principal amount of the PIK Notes, plus accrued and unpaid interest of $17.2 million. During the year ended December 31, 2013, the Company recorded a loss on early debt extinguishment of $29.5 million related to premiums and unamortized debt issuance costs from the redemption of the PIK Notes.

4. Equity

On August 19, 2013, the Company completed its initial public offering of 42,000,000 shares of Common Stock and an additional 6,300,000 shares of Common Stock, at a price of $23.00 per share, for an aggregate offering price of $1,110.9 million. The Company received net proceeds of approximately $1,025.9 million, after deducting the underwriters’ discounts and commissions paid and offering expenses of approximately $85.0 million, including a $20.0 million payment to CD&R in connection with the termination of the consulting agreement with CD&R which was recorded to “Selling, general and administrative expenses” in the accompanying consolidated statements of operations as of December 31, 2013.

Net proceeds from the initial public offering were used to (i) redeem in full Parent’s PIK Notes for a total of $479.6 million, which included a call premium pursuant to the indenture governing the PIK Notes and all accrued but unpaid interest, (ii) pay CD&R the fee of $20.0 million to terminate the Consulting Agreement, (iii) pay $16.5 million to repay all outstanding revolving credit facility borrowings, and (iv) redeem $332.5 million of aggregate principal amount of the 2019 Notes of which $5.2 million was held by the Company’s captive insurance subsidiary for a total of $356.5 million, which included a call premium pursuant to the indenture governing the 2019

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes and all accrued but unpaid interest. The remaining proceeds were used for general corporate purposes including, among other things, repayment of indebtedness and acquisitions.

On each of February 5, 2014, and July 10, 2014, the Company registered the offering and sale of 27,500,000 shares of common stock, and an additional 4,125,000 shares of common stock, upon the underwriters’ exercise of their overallotment option in each offering, which were sold by certain stockholders of the Company, including investment funds sponsored by, or affiliated with, CD&R Affiliates, to the underwriters at $30.50 per share and $34.00 per share, respectively, less an underwriting discount.  On September 30, 2014, the Company registered the offering and sale of 17,500,000 shares of common stock by certain stockholders of the Company, including the CD&R Affiliates, to the underwriter at $34.97 per share.  Additionally, on March 5, 2015, the Company registered the offering and sale of 50,857,145 shares of common stock by CD&R Affiliates, which constituted the remaining shares beneficially owned by them, to the underwriter at $36.25 per share, less an underwriting discount.

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

•

To receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and

•

Upon Parent’s liquidation, dissolution or winding up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.

Parent’s ability to pay dividends on its Common Stock is subject to its subsidiaries’ ability to pay dividends to Parent, which is in turn subject to the restrictions set forth in the Senior Secured Credit Facilities and the indentures governing the 2022 Notes.

Preferred Stock

Under Parent’s amended and restated certificate of incorporation, Parent’s Board of Directors has the authority, without further action by its stockholders, to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and the relative participating, optional or other special rights and qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.