Form 10-Q
period 2016-03-31
Envision Healthcare Holdings, Inc.
filed 2016-05-06
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, the registrant had 187,126,554 shares of common stock, par value $0.01 per share, outstanding.

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

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,657	$141,677
Insurance collateral	57,682	68,849
Trade and other accounts receivable, net	1,296,320	1,257,021
Parts and supplies inventory	33,675	34,023
Prepaids and other current assets	123,178	96,857
Total current assets	1,702,512	1,598,427
Non-current assets:
Property, plant and equipment, net	351,469	335,869
Intangible assets, net	1,020,105	1,051,631
Goodwill	3,299,231	3,271,933
Other long-term assets	95,421	95,712
Total assets	$6,468,738	$6,353,572
Liabilities and Equity
Current liabilities:
Accounts payable	$63,442	$68,985
Accrued liabilities	696,098	612,445
Current portion of long-term debt and capital lease obligations	24,453	24,550
Total current liabilities	783,993	705,980
Long-term debt and capital lease obligations	2,954,829	2,958,481
Long-term deferred tax liabilities	391,248	369,110
Insurance reserves	249,169	252,650
Other long-term liabilities	54,953	65,910
Total liabilities	4,434,192	4,352,131
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 187,121,179 and 186,924,004 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	1,871	1,869
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	1,681,680	1,677,578
Retained earnings	315,591	288,741
Accumulated other comprehensive income (loss)	(3,114)	(1,649)
Total Envision Healthcare Holdings, Inc. equity	1,996,028	1,966,539
Noncontrolling interest	38,518	34,902
Total equity	2,034,546	2,001,441
Total liabilities and equity	$6,468,738	$6,353,572

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue, net of contractual discounts	$2,863,914	$2,252,718
Provision for uncompensated care	(1,266,368)	(1,008,216)
Net revenue	1,597,546	1,244,502
Compensation and benefits	1,123,873	907,657
Operating expenses	253,215	151,726
Insurance expense	37,420	35,526
Selling, general and administrative expenses	37,990	26,449
Depreciation and amortization expense	57,433	39,881
Restructuring and other charges	106	—
Income from operations	87,509	83,263
Interest income from restricted assets	363	130
Interest expense, net	(38,883)	(26,687)
Realized gains (losses) on investments	15	—
Other income (expense), net	722	(332)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	49,726	56,374
Income tax benefit (expense)	(19,392)	(22,516)
Income (loss) before equity in earnings of unconsolidated subsidiary	30,334	33,858
Equity in earnings of unconsolidated subsidiary	132	72
Net income (loss)	30,466	33,930
Less: Net (income) loss attributable to noncontrolling interest	(3,616)	(555)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$26,850	$33,375
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:
Basic	$0.14	$0.18
Diluted	$0.14	$0.17

Weighted-average common shares outstanding:
Basic	187,047,309	184,586,249
Diluted	191,930,811	191,241,676

Comprehensive income (loss):
Net income (loss)	$30,466	$33,930
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(32)	(120)
Unrealized gains (losses) on derivative financial instruments	(1,433)	257
Total other comprehensive income (loss), net of tax	(1,465)	137
Comprehensive income (loss)	29,001	34,067
Less: Comprehensive (income) loss attributable to noncontrolling interest	(3,616)	(555)
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$25,385	$33,512

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$30,466	$33,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,577	42,004
(Gain) loss on disposal of property, plant and equipment	72	27
Equity-based compensation expense	2,285	1,353
Excess tax benefits from equity-based compensation	(1,130)	(10,945)
Equity in earnings of unconsolidated subsidiary	(132)	(72)
Dividends received	386	370
Deferred income taxes	8,575	520
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(37,953)	(56,224)
Parts and supplies inventory	348	(122)
Prepaids and other current assets	(23,603)	6,837
Accounts payable and accrued liabilities	50,958	21,688
Insurance reserves	(1,698)	4,745
Other assets and liabilities, net	467	1,204
Net cash provided by (used in) operating activities	89,618	45,315
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8)	(472)
Sales and maturities of available-for-sale securities	1,448	200
Purchases of property, plant and equipment	(39,121)	(13,507)
Proceeds from sale of property, plant and equipment	28	44
Acquisition of businesses, net of cash received	(6,686)	(498,283)
Net change in insurance collateral	10,075	(4,508)
Other investing activities	(301)	(912)
Net cash provided by (used in) investing activities	(34,565)	(517,438)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	70,000	285,000
Repayments of the ABL Facility	(70,000)	(50,000)
Repayments of the Term Loan	(5,843)	(3,343)
Debt issuance costs	(703)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	689	3,548
Excess tax benefits from equity-based compensation	1,130	10,945
Contributions from (distributions to) noncontrolling interest, net	—	100
Other financing activities	(346)	(120)
Net cash provided by (used in) financing activities	(5,073)	246,103
Change in cash and cash equivalents	49,980	(226,020)
Cash and cash equivalents, beginning of period	141,677	318,895
Cash and cash equivalents, end of period	$191,657	$92,875

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

In the opinion of management, the consolidated financial statements of the Company include all normal recurring adjustments necessary for a fair presentation of the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. For further information on the Company’s significant accounting policies and other information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto for the year ended December 31, 2015, which includes all disclosures required by GAAP, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings, Inc. (“EmCare”), its facility-based and post-acute care physician services segment, and American Medical Response, Inc., including its affiliates (“AMR”), its healthcare transportation services segment.

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

Insurance Collateral

Insurance collateral is comprised of investments in marketable equity and debt securities held by the Company’s captive insurance subsidiary that supports the Company’s insurance program and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations.

Realized gains and losses are determined based on an average cost basis.

Insurance collateral also includes a receivable from insurers of $1.1 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively, for liabilities in excess of the Company’s self-insured retention.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2015, was equal to approximately 94% and 86% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of March 31, 2016, and December 31, 2015, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Gross trade accounts receivable	$6,420,259	$6,375,473
Allowance for contractual discounts	(3,249,291)	(3,340,078)
Allowance for uncompensated care	(1,874,934)	(1,779,200)
Trade accounts receivable, net	1,296,034	1,256,195
Other receivables, net	286	826
Trade and other accounts receivable, net	$1,296,320	$1,257,021

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

Debt Issuance Costs

Debt issuance costs related to the Company’s senior secured credit facilities and senior unsecured notes are included as a deduction from the carrying amount of long-term debt in the consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the related debt.

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

The Company’s most recent actuarial valuation was completed in March 2016. As a result of this and previous actuarial valuations, the Company recorded increases in its provision for insurance liabilities of $0.9 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, related to reserves for losses in prior years.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured credit facility approximates fair value as of March 31, 2016, and December 31, 2015. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the three months ended March 31, 2016, and 2015, the Company derived approximately 34% of its revenue from Medicare and Medicaid, 63% and 64%, respectively, from insurance providers and contracted payors, and 3% and 2%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of March 31, 2016, and December 31, 2015, was approximately $757.5 million and $735.0 million, respectively, with a carrying amount of $750.0 million.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$17,990	$3,801	$—	$21,791
Liabilities:
Contingent consideration	—	—	2,116	2,116
Fuel hedge	—	2,279	—	2,279

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$19,116	$4,076	$—	$23,192
Liabilities:
Contingent consideration	—	—	2,116	2,116
Fuel hedge	—	2,777	—	2,777

There has been no change in the contingent consideration balance classified as a Level 3 liability during the three months ended March 31, 2016.

During the three months ended March 31, 2016, and 2015, the Company had no transfers between Level 1 and Level 2 fair value measurements.

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

Revenue from home health services, net of revenue adjustments and provisions for contractual discounts, is earned and billed either on an episode of care basis (“episodic-based revenue”), on a per visit basis, or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. Revenue

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized on a non-episodic basis is recorded in a similar manner to the Company’s fee-for-service revenue. Home health service revenue under the Medicare prospective payment system is based on a 60-day episode payment rate that is subject to adjustment based on certain variables. Adjustments are estimated based on historical experience and are recorded in the period in which services are rendered.

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

Net revenue for the three months ended March 31, 2016, and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$460,327	$362,069
Medicaid	180,768	130,976
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	802,715	651,816
Self-pay	1,077,329	856,115
Sub-total	2,521,139	2,000,976
Subsidies and fees	342,775	251,742
Revenue, net of contractual discounts	2,863,914	2,252,718
Provision for uncompensated care	(1,266,368)	(1,008,216)
Net revenue	$1,597,546	$1,244,502

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $2.9 million and $3.6 million for the three months ended March 31, 2016, and 2015, respectively.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain prior period balances in the consolidated balance sheets have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the results of operations or cash flows previously reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption for annual reporting periods beginning after December 15, 2016, permitted. The Company is currently evaluating the impact and has not yet determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations or the method of adoption.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. The Company adopted ASU 2015-02 under the modified retrospective approach during the current period and determined that its adoption does not impact our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-03 retrospectively during the current period and, as a result, $34.6 million of debt issuance costs related to the Company’s senior secured credit facilities and senior unsecured notes were reclassified from other long-term assets to long-term debt and capital lease obligations on the Company’s consolidated balance sheets as of December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 retrospectively during the current period and, as a result, $85.8 million of current deferred tax liabilities were reclassified to long-term deferred tax liabilities on the Company’s consolidated balance sheets as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the consolidated balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relief. The Company is currently evaluating the impact and has not yet determined the effects, if any, that adoption of ASU 2016-02 may have on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”), which was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact and has not yet determined the effects, if any, that adoption of ASU 2016-09 may have on its consolidated financial position or results of operations.

3.Basic and Diluted Net Income (Loss) Per Share

Basic net income per common share attributable to the Company’s common stockholders is determined using the two-class method and is computed by dividing net income attributable to the Company’s common stockholders by the weighted-average of common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to participation rights in undistributed earnings. Diluted net income per common share attributable to the Company’s common shareholders reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method. The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation (in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to Envision Healthcare Holdings, Inc. stockholders	$26,850	$33,375
Net income (loss) allocated to participating securities (a)	69	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc. common stockholders	26,781	33,375

Weighted-average common shares outstanding — common stock:
Basic	187,047,309	184,586,249
Dilutive impact of stock awards outstanding	4,883,502	6,655,427
Diluted	191,930,811	191,241,676

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc. common stockholders:
Basic	$0.14	$0.18
Diluted	$0.14	$0.17

(a)	Restricted stock units and market-based performance share units granted to employees and non-employee directors are considered participating securities.

For the three months ended March 31, 2016, and 2015, there were stock awards to acquire 1,153,129 shares and 36,957 shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill recognized in connection with the SEA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of SEA into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible. Prior to the acquisition, SEA had a pension plan and is currently in the process of terminating and liquidating the plan. As the assets and liabilities of the pension plan of $10.1 million are offsetting, they are presented net in the consolidated balance sheets.

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$545
Accounts receivable	7,516
Prepaid and other current assets	210
Acquired intangible assets	86,200
Goodwill	46,961
Accounts payable	(1,153)
Accrued liabilities	(182)
Long-term deferred tax liabilities	(35,263)
Total purchase price	$104,834

During the three months ended March 31, 2016, the Company made purchase price allocation adjustments including a decrease of deferred tax liabilities of $0.4 million.

VISTA Staffing Solutions (“VISTA”). On February 1, 2015, the Company acquired the stock of VISTA, a leading provider of locum tenens staffing and permanent placement services for physicians, nurse practitioners and physician assistants for total purchase consideration of $123.8 million, subject to a working capital adjustment of $0.5 million, paid in cash. VISTA operates throughout the United States. The Company acquired VISTA to expand into locum tenens staffing.

The goodwill recognized in connection with the VISTA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of VISTA into the existing operations of EmCare. Of the goodwill recorded, $15.4 million is tax deductible.

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,219
Prepaid and other current assets	1,245
Property, plant and equipment	2,739
Acquired intangible assets	53,270
Goodwill	73,458
Other long-term assets	5,920
Accounts payable	(1,940)
Accrued liabilities	(5,493)
Long-term deferred tax liabilities	(13,138)
Insurance reserves	(13,639)
Other long-term liabilities	(1,365)
Total purchase price	$124,338

During the three months ended March 31, 2016, the Company made purchase price allocation adjustments including a reclassification from goodwill to accounts receivable of $0.3 million and a decrease to long-term deferred tax liabilities of $0.4 million.

Emergency Medical Associates. On February 27, 2015, the Company acquired the stock of Emergency Medical Associates of New Jersey, P.A. and assets of Alpha Physician Resources, LLC (collectively “EMA”) for total purchase consideration of $282.3 million, subject to working capital adjustments, paid in cash. During the three months ended

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016, the Company executed a purchase agreement amendment that increased the total consideration by $10.5 million (the “EMA Amendment”). The Company acquired EMA to achieve certain operational and strategic benefits. EMA provides emergency department, hospitalist and urgent care services at 47 facilities in New Jersey, New York, Rhode Island, and North Carolina.

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare. Of the goodwill recorded, $117.8 million is tax deductible.

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$7,388
Accounts receivable	53,099
Prepaid and other current assets	5,922
Property, plant and equipment	2,276
Acquired intangible assets	147,300
Goodwill	128,590
Other long-term assets	22,327
Accounts payable	(12,863)
Accrued liabilities	(35,631)
Long-term deferred tax liabilities	(6,442)
Insurance reserves	(29,700)
Total purchase price	$282,266

During the three months ended March 31, 2016, goodwill recognized in connection with the EMA acquisition increased by $10.5 million due to the EMA Amendment. Additionally, the Company made purchase price allocation adjustments including an increase to other current assets of $1.1 million, an increase to accrued liabilities of $0.9 million to record an adjustment to accrued benefits, and other adjustments to opening balances for assets and liabilities.

Rural/ Metro Corporation. On October 28, 2015, the Company completed the acquisition of Rural/ Metro Corporation (“Rural/ Metro”) for total purchase consideration of approximately $620.0 million, subject to working capital adjustments of $54.1 million paid in cash, of which $6.1 million was paid during the three months ended March 31, 2016. Rural/ Metro provides ambulance and fire protection services in 19 states and approximately 700 communities throughout the United States. The Company acquired Rural/ Metro to achieve certain operational and strategic benefits.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$18,559
Insurance collateral	39,934
Accounts receivable	89,000
Parts and supplies inventory	7,835
Prepaid and other current assets	19,914
Property, plant and equipment	92,360
Acquired intangible assets	224,800
Goodwill	406,467
Other long-term assets	2,676
Accounts payable	(16,802)
Other current liabilities	(904)
Accrued liabilities	(83,707)
Capital lease obligations	(1,408)
Insurance reserves	(25,510)
Long-term deferred tax liabilities	(71,172)
Other long-term liabilities	(27,899)
Total purchase price	$674,143

During the three months ended March 31, 2016, the Company made purchase price allocation adjustments including an increase to goodwill of $6.1 million related to the working capital adjustment paid during the three months ended March 31, 2016, offset by an increase in other current assets of $1.7 million, a decrease in accrued liabilities of $1.0 million, an increase in other long-term liabilities of $1.0 million, and other adjustments to opening balances for assets and liabilities.

Questcare Medical Services, P.A and QRx Medical Management, LLC. On December 3, 2015, the Company completed the acquisition of Questcare Medical Services, P.A. and QRx Medical Management, LLC (collectively “Questcare”) for total purchase consideration of $136.3 million in cash, subject to working capital adjustments. Questcare has more than 800 clinical providers staffing more than 50 facilities in Texas, Oklahoma and Colorado.  Questcare clinicians manage patient care across multiple hospital-based clinical specialties including emergency department, hospitalist, critical care unit and pediatric and obstetric hospitalist care services. In addition, Questcare provides post-acute facility-based care as well as primary care, urgent care and tele-medicine services. The Company acquired Questcare to achieve certain operational and strategic benefits.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$1,682
Insurance collateral	6,420
Accounts receivable	22,210
Prepaid and other current assets	2,609
Property, plant and equipment	2,623
Acquired intangible assets	67,200
Goodwill	56,813
Other long-term assets	2,188
Accounts payable	(2,646)
Accrued liabilities	(12,628)
Insurance reserves	(8,047)
Long-term deferred tax liabilities	(2,132)
Other long-term liabilities	(33)
Total purchase price	$136,259

During the three months ended March 31, 2016, the Company made a purchase price allocation adjustment to increase long-term deferred tax liabilities by $3.7 million.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the three months ended March 31, 2016, include net revenue of $313.8 million for SEA, VISTA, EMA, Rural/ Metro and Questcare.

Other 2015 Acquisitions.

On February 23, 2015, the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million, subject to a working capital adjustment of $0.7 million, paid in cash.

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

On September 30, 2015, the Company completed the acquisition of Northwest Tucson Emergency Physicians (“NTEP”), an emergency physician group serving the greater Tucson market, with 27 physicians and five mid-level providers for total purchase consideration of $25.0 million, subject to working capital adjustments, paid in cash. Prior to the acquisition, NTEP had a pension plan and is currently in the process of terminating and liquidating the plan. As the assets and liabilities of the pension plan of $2.8 million are offsetting, they are presented net in the consolidated balance sheets. The goodwill recognized in connection with the NTEP acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of NTEP into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 24, 2015, the Company completed the acquisition of MetroCare Services-Abilene GP, LLC (“MetroCare”), a provider of ambulance service operations located in Texas for total purchase consideration of $5.0 million, subject to working capital adjustments. The goodwill recognized in connection with the MetroCare acquisition is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of MetroCare into the existing operations of AMR. Of the goodwill recorded, $1.1 million is tax deductible.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $24.3 million, other acquired intangible assets of $53.1 million, net assets of $6.7 million and long-term deferred tax liabilities of $11.5 million. These allocations are subject to adjustment based upon the completion of purchase price allocations, except for the allocation of the CareFirst, Inc. acquisition, which was complete as of March 31, 2016.

Pro Forma Information

The following unaudited pro forma operating results give effect to the SEA, VISTA, EMA and Rural/ Metro acquisitions, as if they had been completed as of January 1, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable.

Three Months Ended
(in thousands)	March 31, 2015
Net revenue	$1,454,606
Net income (loss)	31,516

5.Insurance Collateral

Insurance collateral consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Available-for-sale securities:
Corporate bonds/ Fixed income	$12,510	$13,096
Corporate equity	9,281	10,096
Total available-for-sale securities	21,791	23,192
Insurance receivable	1,106	644
Cash deposits and other	43,471	54,078
Total insurance collateral	$66,368	$77,914

As of March 31, 2016 and December 31, 2015, approximately $8.7 million and $9.1 million, respectively, of insurance collateral is included in other long-term assets on the consolidated balance sheets.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$12,347	$163	$—	$12,510
Corporate equity	10,127	—	(846)	9,281
Total available-for-sale securities	$22,474	$163	$(846)	$21,791

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$13,073	$43	$(20)	$13,096
Corporate equity	10,974	—	(878)	10,096
Total available-for-sale securities	$24,047	$43	$(898)	$23,192

As of March 31, 2016, available-for-sale securities included corporate bonds/ fixed income securities of $3.4 million with contractual maturities within one year and $9.1 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
Corporate bonds/ Fixed income:
Less than 12 months	$700	$—	$6,103	$(19)
12 months or more	—	—	250	(1)
Corporate equity:
Less than 12 months	1,829	(64)	—	—
12 months or more	7,453	(782)	10,096	(878)
Total	$9,982	$(846)	$16,449	$(898)

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

The Company realized net gains of less than $0.1 million and zero on the sale and maturities of available-for-sale securities for the three months ended March 31, 2016 and 2015, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.Accrued Liabilities

Accrued liabilities were as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Accrued wages and benefits	$316,877	$285,660
Current portion of self-insurance reserve	105,705	103,922
Current portion of compliance and legal	35,433	34,021
Accrued incentive compensation	32,066	33,090
Accrued income taxes	13,996	17,719
Accrued medical claim liabilities	59,734	6,115
Deferred revenue	26,285	27,461
Other	106,002	104,457
Total accrued liabilities	$696,098	$612,445

7.Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loans due 2018 (4.25% to 4.50% as of March 31, 2016 and December 31, 2015)	2,270,361	2,276,204
ABL Facility	—	—
Notes due at various dates from 2016 to 2022 with interest rates from 6% to 10%	420	432
Capital lease obligations due at various dates from 2016 to 2018	2,757	3,089
Total	3,023,538	3,029,725
Less current portion	(24,453)	(24,550)
Discount on senior secured term loan	(11,454)	(12,075)
Debt issuance costs on senior unsecured notes, senior secured term loan and ABL Facility	(32,802)	(34,619)
Total long-term debt and capital lease obligations	$2,954,829	$2,958,481

As of March 31, 2016, letters of credit outstanding, which impact the available credit under the ABL Facility were $149.8 million and the maximum amount available under the ABL Facility was $400.2 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

8.Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in fuel prices and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

At March 31, 2016, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement executed in December 2014. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.9 million gallons, which represents approximately 18% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impacts, a liability associated with the fair value of the fuel hedge in the amount $2.3 million and $2.8 million, respectively, as of March 31, 2016 and December 31, 2015, respectively. Over the next 12 months, the Company expects to reclassify $2.3 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.8 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

9.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of March 31, 2016 and December 31, 2015 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Other	Total
Balance as of January 1, 2015	$(897)	$(935)	$(24)	$—	$(1,856)
Other comprehensive income (loss) before reclassifications	(1,627)	(6)	(473)	601	(1,505)
Amounts reclassified from accumulated other comprehensive income (loss)	784	941	(13)	—	1,712
Net current-period other comprehensive income (loss)	(843)	935	(486)	601	207
Balance as of December 31, 2015	(1,740)	—	(510)	601	(1,649)
Other comprehensive income (loss) before reclassifications	1	—	(23)	(1,745)	(1,767)
Amounts reclassified from accumulated other comprehensive income (loss)	311	—	(9)	—	302
Net current-period other comprehensive income (loss)	312	—	(32)	(1,745)	(1,465)
Balance as of March 31, 2016	$(1,428)	$—	$(542)	$(1,144)	$(3,114)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI components	2016	2015	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(497)	$(196)	Operating expenses
Interest rate swap	—	(496)	Interest expense, net
	(497)	(692)	Total before tax
	186	260	Tax benefit (expense)
	$(311)	$(432)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$15	$—	Realized gains (losses) on investments
	15	—	Total before tax
	(6)	—	Tax benefit (expense)
	$9	$—	Net of tax

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.Retirement Plans and Employee Benefits

Defined Benefit Pension Plan

Rural/ Metro Pension Plan

As part of the Company’s acquisition of Rural/ Metro on October 28, 2015, the Company acquired a defined benefit pension plan (the “Pension Plan”) that covers eligible employees of one of Rural/ Metro’s subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service.

The Company’s general funding policy is to make annual contributions to the Pension Plan as required by the Employee Retirement Income Security Act. The Company contributed $0.7 million during the three months ended March 31, 2016.

The following table shows a reconciliation of plan assets for the three months ended March 31, 2016 (in thousands):

Change in plan assets:
Fair value of plan assets as of December 31, 2015	$18,382
Actual return on plan assets	52
Employer contributions	700
Benefits paid	(25)
Plan participants' contributions	—
Fair value of plan assets at March 31, 2016	$19,109

The Company has adopted the fair value provisions (as described in Note 2) for the plan assets. The Company categorizes plan assets within a three-level fair value hierarchy.

The fair values of the Pension Plan assets as of March 31, 2016 and December 31, 2015, by asset class were as follows (in thousands):

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,627	$297	$—	$10,924
Debt securities	1,672	4,899	—	6,571
Real estate	438	—	1,176	1,614
Total equity securities	$12,737	$5,196	$1,176	$19,109

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,350	$277	$—	$10,627
Debt securities	1,560	4,679	—	6,239
Real estate	402	—	1,114	1,516
Total equity securities	$12,312	$4,956	$1,114	$18,382

The real estate balance classified as a Level 3 liability has increased approximately $0.1 million since December 31, 2015 as a result of purchases and net unrealized gains during the three months ended March 31, 2016.

Amortization of the net actuarial gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of Net Periodic Benefit Cost or Income for each year. If, at the

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. The components of net periodic benefit cost and other amounts recognized as comprehensive (loss) income during the three months ended March 31, 2016, are as follows (in thousands):

Net periodic benefit cost:
Service cost	$789
Interest cost	474
Expected return on plan assets	(305)
Net periodic benefit cost	$958
Other changes in plan assets and benefit obligations recognized as other comprehensive loss (income)
Net loss (gain)	1,745
Net gain recognized during the period	—
Total recognized in other comprehensive loss (income)	$1,745
Total recognized as net periodic benefit cost and other comprehensive loss (income)	$2,703

Amounts in accumulated other comprehensive income (loss), before income taxes, that have not been recognized as net periodic benefit cost as of March 31, 2016, consist of $1.1 million of accumulated net actuarial losses.

Other Pension Plans

SEA has a pension plan (the “SEA Plan”) with $10.1 million in accumulated benefit obligations as of the acquisition date. The SEA Plan was frozen at acquisition. The SEA Plan is fully funded, with both investments and escrow funds set aside to cover any shortfall of the investments in covering the liabilities upon liquidation. The Company received a favorable determination letter from the IRS dated February 2, 2016, and anticipates that the liquidation of the SEA Plan will be completed in the second quarter of 2016. At March 31, 2016, the SEA Plan assets and liabilities are netted in the Company’s consolidated balance sheets.

NTEP has a pension plan (the “NTEP Plan”) with $2.8 million in accumulated benefit obligations as of the acquisition date. The NTEP Plan was frozen and is in the process of being terminated with the IRS. The NTEP Plan is fully funded, with both investments and escrow funds set aside to cover any shortfall of the investments in covering the liabilities upon liquidation. The Company anticipates that the NTEP Plan will be terminated and liquidated by December 31, 2016. At March 31, 2016, the NTEP Plan assets and liabilities are netted in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan and Provider Stock Purchase Plan

Beginning on May 1, 2015, the Company’s employees may participate in the Envision Healthcare Holdings, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), pursuant to which the Company is authorized to issue up to 1.2 million shares of common stock. Substantially all full-time employees who have been employed by the Company for at least 60 days prior to the offering period are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions.

Beginning on May 1, 2015, certain individuals that provide clinical services for the Company and its subsidiaries or professional association affiliates may participate in the Envision Healthcare Holdings, Inc. 2015 Provider Stock Purchase Plan (the “PSPP”), pursuant to which the Company is authorized to issue up to 1.2 million shares of common stock. All active service providers that customarily work more than 120 hours per month and have provided at least 240 hours of service prior to the relevant offering period are eligible to participate in the PSPP. Provider stock purchases are made through paycheck deductions.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There were no employee or provider purchases of common stock through the ESPP or the PSPP during the three months ended March 31, 2016 or 2015.

11.Equity-Based Compensation

Omnibus Incentive Plan

Upon completion of the Company’s initial public offering in August 2013, the then-existing stock compensation plan terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted, pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of March 31, 2016, a total of 13,953,321 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. Awards are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain market-based objectives. All options have 10-year terms.

During February 2016, the Company adopted a long-term incentive plan (the “2016 LTIP”) which provides stock options, restricted stock units (“RSUs”), and market-based performance share units (“PSUs”) in combination. The stock options and RSUs vest ratably over three years. The PSUs vest based on achievement of both the three-year service condition and market condition. The holders of the RSUs and PSUs are entitled to receive cash dividend equivalents related to regular cash dividends paid by the Company. As of March 31, 2016, the Company had issued awards under the 2016 LTIP including 1,573,288 stock options with a grant date fair value of $8.38 per option using the Black-Scholes valuation model, 278,904 RSUs with a grant date fair value of $21.99 per RSU using the market price on the date of grant, and 585,587 PSUs with a grant date fair value of $22.41 per PSU using a Monte Carlo simulation model.

The Monte Carlo simulation used to calculate the fair value of the PSUs simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies.

Total equity-based compensation charges of $2.3 million and $1.4 million were recorded for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total unrecognized compensation cost related to unvested awards was $34.8 million, which will be recognized over the weighted average remaining vesting life of 2.1 years.

12.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $19.0 million and $12.8 million for the three months ended March 31, 2016 and 2015, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

As of March 31, 2016 and December 31, 2015, the Company had $172.9 million and $140.8 million, respectively, in outstanding letters of credit.

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

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. While certification of the rest period claims in the consolidated Karapetian/ Aguilar case was denied, the Court certified classes on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees. On October

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13, 2015, the Court decertified all classes in the Karapetian/ Aguilar case, a decision that is being appealed. In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that plaintiff’s counsel appealed. The appeal was denied because of the pendency of other class and representative claims in the case. The Court indicated that it would certify a class on overtime claims and plaintiff’s counsel indicated an intention to dismiss that claim as AMR’s policy complies with a recent Court of Appeals decision. To date, these claims have not been dismissed. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed; while the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

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

On December 10, 2012, an OIG subpoena was served on Mercy Hospital in Buffalo, New York, requesting documents related to interfacility specialty care transports provided by Rural/Metro’s Buffalo division. Rural/Metro provided responsive documents. On April 14, 2014, Rural/Metro received a second subpoena from the DOJ, Western District of New York, requesting additional information. The investigation was subsequently expanded to include Rural/Metro’s Kentucky market. Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. The Company is unable to determine the potential impact, if any, that will result from this investigation.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company has been engaged in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million as of December 31, 2015, based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.

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

13.Variable Interest Entities

GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIEs”) to be consolidated if an entity’s interest in the VIE has a controlling financial interest. Under the Variable Interest Model, a controlling financial interest is determined based on which entity, if any, has: i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For all consolidated VIEs, the Company is not contractually obligated to fund losses, if any, in excess of its investment.

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

The following table summarizes the AHAH-Evolution JV assets and liabilities as of March 31, 2016, which are included in the Company’s consolidated financial statements (in thousands):

	March 31,	December 31,
	2016	2015
Current assets	$47,387	$38,815
Current liabilities	13,120	10,095

UHS-EmCare JV

EmCare entered into an agreement in 2014 with Universal Health Services, Inc. to form an entity to provide physician services to various healthcare facilities (“UHS-EmCare JV”). UHS-EmCare JV began providing services to healthcare facilities during the second quarter of 2014 and meets the definition of a VIE. The Company determined that, although EmCare holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the UHS-EmCare JV assets and liabilities as of March 31, 2016 and December 31, 2015, which are included in the Company’s consolidated financial statements (in thousands):

	March 31,	December 31,
	2016	2015
Current assets	$31,302	$37,448
Current liabilities	11,326	12,638

HCA-EmCare JV

EmCare entered into an agreement in 2011 with an indirect wholly-owned subsidiary of HCA Holdings Inc. to form an entity to provide physician services to various healthcare facilities (“HCA-EmCare JV”). HCA-EmCare JV began providing services to healthcare facilities during the first quarter of 2012 and meets the definition of a VIE. The Company determined that, although EmCare only holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

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

The following table summarizes the HCA-EmCare JV assets and liabilities as of March 31, 2016 and December 31, 2015, which are included in the Company’s consolidated financial statements (in thousands):

	March 31,	December 31,
	2016	2015
Current assets	$195,930	$179,632
Current liabilities	55,817	54,861

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s operating segment results were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,012,848	$825,108
Income from operations	58,981	52,175
Adjusted EBITDA	87,328	77,095
Healthcare Transportation Services
Net revenue	$584,698	$419,394
Income from operations	28,528	31,088
Adjusted EBITDA	64,260	51,771
Segment Totals
Net revenue	$1,597,546	$1,244,502
Income from operations	87,509	83,263
Adjusted EBITDA	151,588	128,866

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$30,466	$33,930
Add-back of non-operating expense (income):
Interest expense, net	38,883	26,687
Income tax expense (benefit)	19,392	22,516
Realized losses (gains) on investments	(15)	—
Interest income from restricted assets	(363)	(130)
Equity in earnings of unconsolidated subsidiary	(132)	(72)
Other expense (income), net	(722)	332
Income from operations — segment totals	87,509	83,263

Add-back of operating expense (income):
Depreciation and amortization expense	57,433	39,881
Restructuring and other charges	106	—
Severance and related costs	1,822	1,694
Net (income) loss attributable to noncontrolling interest	(3,616)	(555)
Interest income from restricted assets	363	130
Equity-based compensation expense	2,285	1,353
Transaction costs	5,686	3,100
Adjusted EBITDA	$151,588	$128,866

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
Facility-Based and Post-Acute Care Physician Services	2016	2015
Adjusted EBITDA	$87,328	$77,095
Depreciation and amortization expense	(26,991)	(20,529)
Restructuring and other charges	(106)	—
Severance and related costs	(603)	(1,224)
Net (income) loss attributable to noncontrolling interest	3,616	555
Interest income from restricted assets	(252)	(19)
Equity-based compensation expense	(1,097)	(609)
Transaction costs	(2,914)	(3,094)
Income from operations	$58,981	$52,175

	Three Months Ended March 31,
Healthcare Transportation Services	2016	2015
Adjusted EBITDA	$64,260	$51,771
Depreciation and amortization expense	(30,442)	(19,352)
Severance and related costs	(1,219)	(470)
Interest income from restricted assets	(111)	(111)
Equity-based compensation expense	(1,188)	(744)
Transaction costs	(2,772)	(6)
Income from operations	$28,528	$31,088

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of March 31, 2016

(in thousands, unaudited)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$191,652	$—	$191,657
Insurance collateral	—	57,682	—	57,682
Trade and other accounts receivable, net	—	1,296,320	—	1,296,320
Parts and supplies inventory	—	33,675	—	33,675
Prepaids and other current assets	—	123,178	—	123,178
Total current assets	5	1,702,507	—	1,702,512
Property, plant, and equipment, net	—	351,469	—	351,469
Intangible assets, net	—	1,020,105	—	1,020,105
Goodwill	—	3,299,231	—	3,299,231
Other long-term assets	104	95,421	(104)	95,421
Investment in wholly owned subsidiary	1,995,919	—	(1,995,919)	—
Total assets	$1,996,028	$6,468,733	$(1,996,023)	$6,468,738
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$63,442	$—	$63,442
Accrued liabilities	—	696,098	—	696,098
Current portion of long-term debt and capital lease obligations	—	24,453	—	24,453
Total current liabilities	—	783,993	—	783,993
Long-term debt and capital lease obligations	—	2,954,829	—	2,954,829
Long-term deferred tax liabilities	—	391,352	(104)	391,248
Insurance reserves	—	249,169	—	249,169
Other long-term liabilities	—	54,953	—	54,953
Total liabilities	—	4,434,296	(104)	4,434,192
Equity:
Common stock	1,871	—	—	1,871
Preferred stock	—	—	—	—
Additional paid-in capital	1,681,680	1,614,168	(1,614,168)	1,681,680
Retained earnings	315,591	384,865	(384,865)	315,591
Accumulated other comprehensive income (loss)	(3,114)	(3,114)	3,114	(3,114)
Total Envision Healthcare Holdings, Inc. equity	1,996,028	1,995,919	(1,995,919)	1,996,028
Noncontrolling interest	—	38,518	—	38,518
Total equity	1,996,028	2,034,437	(1,995,919)	2,034,546
Total liabilities and equity	$1,996,028	$6,468,733	$(1,996,023)	$6,468,738

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of December 31, 2015

(in thousands)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$141,672	$—	$141,677
Insurance collateral	—	68,849	—	68,849
Trade and other accounts receivable, net	—	1,257,021	—	1,257,021
Parts and supplies inventory	—	34,023	—	34,023
Prepaids and other current assets	3,650	96,857	(3,650)	96,857
Total current assets	3,655	1,598,422	(3,650)	1,598,427
Property, plant, and equipment, net	—	335,869	—	335,869
Intangible assets, net	—	1,051,631	—	1,051,631
Goodwill	—	3,271,933	—	3,271,933
Other long-term assets	103	95,712	(103)	95,712
Investment in wholly owned subsidiary	1,963,780	—	(1,963,780)	—
Total assets	$1,967,538	$6,353,567	$(1,967,533)	$6,353,572
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$67,986	$—	$68,985
Accrued liabilities	—	616,095	(3,650)	612,445
Current portion of long-term debt and capital lease obligations	—	24,550	—	24,550
Total current liabilities	999	708,631	(3,650)	705,980
Long-term debt and capital lease obligations	—	2,958,481	—	2,958,481
Long-term deferred tax liabilities	—	369,213	(103)	369,110
Insurance reserves	—	252,650	—	252,650
Other long-term liabilities	—	65,910	—	65,910
Total liabilities	999	4,354,885	(3,753)	4,352,131
Equity:
Common stock	1,869	—	—	1,869
Preferred stock	—	—	—	—
Additional paid-in capital	1,677,578	1,606,975	(1,606,975)	1,677,578
Retained earnings	288,741	358,454	(358,454)	288,741
Accumulated other comprehensive income (loss)	(1,649)	(1,649)	1,649	(1,649)
Total Envision Healthcare Holdings, Inc. equity	1,966,539	1,963,780	(1,963,780)	1,966,539
Noncontrolling interest	—	34,902	—	34,902
Total equity	1,966,539	1,998,682	(1,963,780)	2,001,441
Total liabilities and equity	$1,967,538	$6,353,567	$(1,967,533)	$6,353,572

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended March 31, 2016
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,597,546	$—	$1,597,546
Compensation and benefits	—	1,123,873	—	1,123,873
Operating expenses	—	253,215	—	253,215
Insurance expense	—	37,420	—	37,420
Selling, general and administrative expenses	—	37,990	—	37,990
Depreciation and amortization expense	—	57,433	—	57,433
Restructuring and other charges	—	106	—	106
Income (loss) from operations	—	87,509	—	87,509
Interest income from restricted assets	—	363	—	363
Interest expense, net	—	(38,883)	—	(38,883)
Realized gains (losses) on investments	—	15	—	15
Other income (expense), net	718	4	—	722
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	718	49,008	—	49,726
Income tax benefit (expense)	(279)	(19,113)	—	(19,392)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	439	29,895	—	30,334
Equity in net income (loss) of subsidiary	26,411	—	(26,411)	—
Equity in earnings of unconsolidated subsidiary	—	132	—	132
Net income (loss)	26,850	30,027	(26,411)	30,466
Less: Net (income) loss attributable to noncontrolling interest	—	(3,616)	—	(3,616)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$26,850	$26,411	$(26,411)	$26,850

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31, 2016
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(561)	$90,179	$89,618
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(8)	(8)
Sales and maturities of available-for-sale securities	—	1,448	1,448
Purchase of property, plant and equipment	—	(39,121)	(39,121)
Proceeds from sale of property, plant and equipment	—	28	28
Acquisition of businesses, net of cash received	—	(6,686)	(6,686)
Net change in insurance collateral	—	10,075	10,075
Other investing activities	—	(301)	(301)
Net cash provided by (used in) investing activities	—	(34,565)	(34,565)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	70,000	70,000
Repayments of the ABL Facility	—	(70,000)	(70,000)
Repayments of the Term Loan	—	(5,843)	(5,843)
Debt issuance costs	—	(703)	(703)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	689	689
Excess tax benefits from equity-based compensation	—	1,130	1,130
Other financing activities	—	(346)	(346)
Net intercompany borrowings (payments)	561	(561)	—
Net cash provided by (used in) financing activities	561	(5,634)	(5,073)
Change in cash and cash equivalents	—	49,980	49,980
Cash and cash equivalents, beginning of period	5	141,672	141,677
Cash and cash equivalents, end of period	$5	$191,652	$191,657

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Three Months Ended March 31, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(204)	$45,519	$45,315
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(472)	(472)
Sales and maturities of available-for-sale securities	—	200	200
Purchase of property, plant and equipment	—	(13,507)	(13,507)
Proceeds from sale of property, plant and equipment	—	44	44
Acquisition of businesses, net of cash received	—	(498,283)	(498,283)
Net change in insurance collateral	—	(4,508)	(4,508)
Other investing activities	—	(912)	(912)
Net cash provided by (used in) investing activities	—	(517,438)	(517,438)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	285,000	285,000
Repayments of the Term Loan	—	(3,343)	(3,343)
Repayments of the ABL Facility	—	(50,000)	(50,000)
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	3,548	3,548
Excess tax benefits from equity-based compensation	—	10,945	10,945
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(120)	(120)
Net intercompany borrowings (payments)	204	(204)	—
Net cash provided by (used in) financing activities	204	245,899	246,103
Change in cash and cash equivalents	—	(226,020)	(226,020)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$92,870	$92,875

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.Subsequent Events

On April 7, 2016, the Company completed the acquisition of Emergency Physicians Medical Group (“EPMG”) for cash consideration of $122.1 million, subject to working capital adjustments, and issued EPMG’s shareholders preferred stock in the direct parent company of EPMG. EPMG employs more than 500 clinical providers who staff emergency departments, hospital medicine departments, and urgent care centers at 37 facilities in Michigan, Illinois, Indiana, Ohio, Iowa and Delaware. In addition, EPMG operates community paramedicine programs and provides tele-medicine services in urgent care and post-acute care operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Quarterly Report on Form 10-Q and in our other filings with the SEC from time to time, including the risks described in Item 1A “Risk Factors” of Part II of this Form 10-Q and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our post-acute care physician services business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions, including the acquisition of Rural/ Metro Corporation (“Rural/ Metro”); expected synergies and other financial benefits of the acquisition may not be realized; unanticipated restructuring costs may be incurred or undisclosed liabilities assumed from the acquisition; attempts to retain key personnel and customers from Rural/ Metro may not succeed; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems, management continuity planning or information systems; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; and risks related to other factors discussed in this Quarterly Report on Form 10-Q and in the 2015 Form 10-K.

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

Company Overview

We are a leading provider of physician-led, medical services in the United States with more than 49,000 employees and affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community-based healthcare transportation services, including emergency (“911”), non-emergency, managed transportation, fire protection services, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received. Presented below is our quarterly payor mix as a percentage of cash collections (net revenue) for 2015, which gives effect to currently available information for certain prior year acquisitions.

	Percentage of Cash
	Collections (Net Revenue)
	For the quarter ended
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	24.5%	24.7%	25.3%	25.2%	25.4%
Medicaid	9.7	9.7	9.0	8.7	9.0
Commercial insurance and managed care	41.7	42.9	44.3	45.8	44.7
Self-pay	2.5	2.4	2.2	2.4	2.5
Fees	12.8	11.3	9.8	9.4	9.0
Subsidies	8.8	9.0	9.4	8.5	9.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	Percentage of Total
	Volume
	For the quarter ended
	2016	2015
	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	33.1%	31.4%	31.1%	31.8%	31.8%
Medicaid	25.2	25.2	23.9	24.8	24.3
Commercial insurance and managed care	27.5	28.9	30.3	29.1	29.2
Self-pay	14.2	14.5	14.7	14.3	14.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

As illustrated above, Commercial insurance and managed care, which excludes Medicare and Medicaid managed care, has consistently represented our largest payor group based on net revenue. Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 14% to 15% of our total patient volume, but is only 2% to 3% of our total cash collections.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2016, approximately 65% was derived from our hospital contracts for emergency department staffing, 12% from our hospitalist/inpatient services, 11% from our post-acute care services, 6% from contracts related to anesthesiology services, 4% from our locum tenens services, 1% from our radiology/tele-radiology services, 1% from our surgery services, and less than 1% from other hospital management services. Approximately 79% of EmCare’s net revenue was generated from billings to third-party payors and patients for patient encounters and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

•

Number of contracts. This reflects the number of contractual relationships we have for ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.

•

Revenue per patient encounter. This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient encounters under our “same store” contracts is influenced by general conditions affecting community health, as well as hospital-specific elements, many of which are beyond our direct control. The general conditions include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses and (ii) severe weather that affects a region’s health status and/or infrastructure. Hospital specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

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

AMR

Approximately 80% of AMR’s net revenue for the three months ended March 31, 2016, was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. AMR’s measures for transport net revenue include:

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

The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions affecting the need for emergency transports. The general community conditions may include: (i) the timing, location and severity of influenza, allergens and other annually recurring viruses; (ii) severe weather that affects a region’s health status and/or infrastructure; and (iii) community-specific demographic changes.

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

Factors Affecting Operating Results

Healthcare Reform

The Patient Protection and Affordable Care Act, (the “PPACA”), contains a number of provisions that could materially impact our operating results in the coming years. The PPACA increased access to health insurance benefits for the uninsured and underinsured populations in the United States.  Specifically, the PPACA increased the number of individuals with Medicaid eligibility, established health insurance exchanges to facilitate private insurance coverage, implemented reimbursement policies that tie payment to quality, and facilitated the creation of organizations that may use capitation and other alternative payment methodologies.

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

Medicare reimburses us for physician services provided to Medicare beneficiaries based upon reimbursement rates in the Medicare Physician Fee Schedule (“MPFS”). For 2016, all payment rates under the MPFS will be 0.29% less than 2015 payment rates. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), provides for 0.5% annual increases in the MPFS through 2019, which will be offset by a 0.77% expenditure savings reduction and 0.02% budget neutrality decrease. Starting in 2020, through the end of 2025, there will be no annual increases to the payment rates, but physicians will have the opportunity to receive additional payment adjustments through an incentive-based payment program that rewards quality performance based on clinical and other assessment criteria.

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

The regulations implementing PPACA increased Medicaid payments for specified primary care services in both the fee for service and managed care settings to Medicare levels for certain primary care physicians in 2013 and 2014. Federal funding for the enhanced Medicaid payments expired on December 31, 2014, and was not reauthorized, which adversely impacted our 2015 operating results.

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a request for proposal (“RFP”), and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 6.8% and 7.9% of AMR’s operating expenses for the three months ended March 31, 2016, and 2015, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s 2015 Form 10-K. As of March 31, 2016, there were no significant changes in our critical accounting policies or estimation procedures.

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

The Company’s reportable operating segment results were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,012,848	$825,108
Income from operations	58,981	52,175
Adjusted EBITDA	87,328	77,095
Healthcare Transportation Services
Net revenue	$584,698	$419,394
Income from operations	28,528	31,088
Adjusted EBITDA	64,260	51,771
Segment Totals
Net revenue	$1,597,546	$1,244,502
Income from operations	87,509	83,263
Adjusted EBITDA	151,588	128,866

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$30,466	$33,930
Add-back of non-operating expense (income):
Interest expense, net	38,883	26,687
Income tax expense (benefit)	19,392	22,516
Realized losses (gains) on investments	(15)	—
Interest income from restricted assets	(363)	(130)
Equity in earnings of unconsolidated subsidiary	(132)	(72)
Other expense (income), net	(722)	332
Income from operations — segment totals	87,509	83,263

Add-back of operating expense (income):
Depreciation and amortization expense	57,433	39,881
Restructuring and other charges	106	—
Severance and related costs	1,822	1,694
Net (income) loss attributable to noncontrolling interest	(3,616)	(555)
Interest income from restricted assets	363	130
Equity-based compensation expense	2,285	1,353
Transaction costs	5,686	3,100
Adjusted EBITDA	$151,588	$128,866

	Three Months Ended March 31,
Facility-Based and Post-Acute Care Physician Services	2016	2015
Adjusted EBITDA	$87,328	$77,095
Depreciation and amortization expense	(26,991)	(20,529)
Restructuring and other charges	(106)	—
Severance and related costs	(603)	(1,224)
Net (income) loss attributable to noncontrolling interest	3,616	555
Interest income from restricted assets	(252)	(19)
Equity-based compensation expense	(1,097)	(609)
Transaction costs	(2,914)	(3,094)
Income from operations	$58,981	$52,175

	Three Months Ended March 31,
Healthcare Transportation Services	2016	2015
Adjusted EBITDA	$64,260	$51,771
Depreciation and amortization expense	(30,442)	(19,352)
Severance and related costs	(1,219)	(470)
Interest income from restricted assets	(111)	(111)
Equity-based compensation expense	(1,188)	(744)
Transaction costs	(2,772)	(6)
Income from operations	$28,528	$31,088

Results of Operations

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015 for the Company and our two reportable operating segments.

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three Months Ended March 31,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,597,546	100.0%	$1,244,502	100.0%
Compensation and benefits	1,123,873	70.3	907,657	72.9
Operating expenses	253,215	15.9	151,726	12.2
Insurance expense	37,420	2.3	35,526	2.9
Selling, general and administrative expenses	37,990	2.4	26,449	2.1
Depreciation and amortization expense	57,433	3.6	39,881	3.2
Restructuring and other charges	106	0.0	—	—
Income from operations	87,509	5.5	83,263	6.7
Interest income from restricted assets	363	0.0	130	0.0
Interest expense, net	(38,883)	(2.4)	(26,687)	(2.2)
Realized gains (losses) on investments	15	0.0	—	—
Other income (expense), net	722	0.0	(332)	(0.0)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	49,726	3.1	56,374	4.5
Income tax benefit (expense)	(19,392)	(1.2)	(22,516)	(1.8)
Income (loss) before equity in earnings of unconsolidated subsidiary	30,334	1.9	33,858	2.7
Equity in earnings of unconsolidated subsidiary	132	0.0	72	0.0
Net income (loss)	30,466	1.9	33,930	2.7
Less: Net (income) loss attributable to noncontrolling interest	(3,616)	(0.2)	(555)	(0.0)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$26,850	1.7%	$33,375	2.7%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three Months Ended March 31,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,012,848	100.0%	$825,108	100.0%
Compensation and benefits	789,664	78.0	676,301	82.0
Operating expenses	93,344	9.2	38,006	4.6
Insurance expense	22,484	2.2	23,341	2.8
Selling, general and administrative expenses	21,278	2.1	14,756	1.8
Depreciation and amortization expense	26,991	2.7	20,529	2.5
Restructuring and other charges	106	0.0	—	—
Income from operations	$58,981	5.8%	$52,175	6.3%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three Months Ended March 31,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$584,698	100.0%	$419,394	100.0%
Compensation and benefits	334,209	57.2	231,356	55.2
Operating expenses	159,871	27.3	113,720	27.1
Insurance expense	14,936	2.5	12,185	2.9
Selling, general and administrative expenses	16,712	2.9	11,693	2.8
Depreciation and amortization expense	30,442	5.2	19,352	4.6
Restructuring and other charges	—	—	—	—
Income from operations	$28,528	4.9%	$31,088	7.4%

Three months ended March 31, 2016, compared to the Three months ended March 31, 2015

Consolidated

Our results for the three months ended March 31, 2016, reflect an increase in net revenue of $353.0 million and a decrease in net income of $3.5 million compared to the three months ended March 31, 2015. The decrease in net income was attributable primarily to acquisition related depreciation and amortization expense, as well as interest expense on the additional $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Net revenue. For the three months ended March 31, 2016, we generated net revenue of $1,597.5 million compared to $1,244.5 million for the three months ended March 31, 2015, an increase of 28.4%. The increase was attributable primarily to higher volume from net new contracts and acquisitions, combined with volume growth at existing contracts, partially offset by the impact of markets exited.

Adjusted EBITDA. For the three months ended March 31, 2016, Adjusted EBITDA was $151.6 million, or 9.5% of net revenue, compared to $128.9 million, or 10.4% of net revenue, for the three months ended March 31, 2015. Adjusted EBITDA margin was primarily impacted by the start of the population health management contract at Evolution Health and the completion of the acquisition of Rural/ Metro, both of which occurred during the fourth quarter of 2015.

Interest expense, net. For the three months ended March 31, 2016, interest expense was $38.9 million compared to $26.7 million for the three months ended March 31, 2015. The increase was primarily attributable to the $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Other income (expense), net. For the three months ended March 31, 2016, other income (expense), net was $0.7 million of income compared to $0.3 million of expense for the three months ended March 31, 2015.

Income tax benefit (expense). For the three months ended March 31, 2016, income tax expense was $19.4 million compared to income tax expense of $22.5 million for the three months ended March 31, 2015.  Our effective tax rate was 39.0% and 39.9% for the three months ended March 31, 2016 and 2015, respectively.

EmCare

Net revenue. For the three months ended March 31, 2016, EmCare generated net revenue of $1,012.8 million compared to $825.1 million for the three months ended March 31, 2015, an increase of $187.7 million, or 22.8%. The increase was due to acquisition growth, net revenue growth at existing contracts, and a higher number of patient encounters from net new contracts. Net new contracts since March 31, 2015 accounted for a net revenue increase of $24.2 million for the three months ended March 31, 2016, of which $17.9 million came from net new contracts added in 2015, with the remaining increase in net revenue from those added in 2016. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $43.1 million, or 6.8%, for the three months ended March 31, 2016. The change was due to a 6.9% increase in same store weighted patient encounters, offset by a 0.1% decrease in revenue per weighted patient encounter. Revenue from recent acquisitions increased $120.4 million during the three months ended March 31, 2016.

Compensation and benefits. For the three months ended March 31, 2016, compensation and benefits costs were $789.7 million, or 78.0% of net revenue, compared to $676.3 million, or 82.0% of net revenue, for the three months ended March 31, 2015. Provider compensation costs increased $45.8 million from net new contract additions and acquisitions and $20.5 million from same store contracts. Non-provider compensation and total benefits costs increased by $47.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to costs from acquisition growth.

Operating expenses. For the three months ended March 31, 2016, operating expenses were $93.3 million, or 9.2% of net revenue, compared to $38.0 million, or 4.6% of net revenue, for the three months ended March 31, 2015. The increase was due primarily to operating expenses from the population health management contract at Evolution Health, which commenced in the fourth quarter of 2015.

Insurance expense. For the three months ended March 31, 2016, professional liability insurance expense was $22.5 million, or 2.2% of net revenue, compared to $23.3 million, or 2.8% of net revenue, for the three months ended March 31, 2015. We recorded a decrease of prior year insurance provisions of $0.1 million during the three months ended March 31, 2016 compared to an increase of $2.3 million for the three months ended March 31, 2015.

Selling, general and administrative. For the three months ended March 31, 2016, selling, general, and administrative expense was $21.3 million, or 2.1% of net revenue, compared to $14.8 million, or 1.8% of net revenue, for the three months ended March 31, 2015. The increase was due primarily to net new contract additions and acquisitions.

Depreciation and amortization. For the three months ended March 31, 2016, depreciation and amortization expense was $27.0 million, or 2.7% of net revenue, compared to $20.5 million, or 2.5% of net revenue, for the three months ended March 31, 2015. The increase was due to amortization of acquired intangible assets.

AMR

Net revenue. For the three months ended March 31, 2016, AMR generated net revenue of $584.7 million compared to $419.4 million for the three months ended March 31, 2015, representing an increase of $165.3 million, or 39.4%. The increase in net revenue was due primarily to an increase in weighted transport volume of 43.7%, or $183.4 million, which primarily resulted from recent acquisitions and our entry into new markets, offset by a decrease of 4.3%, or $18.1 million, in net revenue per weighted transport. Weighted transports increased 360,500 from the period last year. The change was due to an increase of 333,400 weighted transports from recent acquisitions and our entry into new markets and an increase of 4.5%, or 36,500 weighted transports, in existing markets, offset by a decrease of 9,400 weighted transports from exited markets.

Compensation and benefits. For the three months ended March 31, 2016, compensation and benefits costs were $334.2 million, or 57.2% of net revenue, compared to $231.4 million, or 55.2% of net revenue, for the three months ended March 31, 2015. The increase in expense was primarily due to additional compensation and benefits costs from recent acquisitions and new markets. Ambulance crew wages per ambulance unit hour increased by approximately 1.5%, equating to a total increase of $3.0 million, and ambulance unit hours increased period over period by 46.1%, or $61.8 million. Non-crew compensation increased period over period by $19.0 million primarily due to increased costs from recent acquisitions. Total benefits related costs increased $18.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Operating expenses. For the three months ended March 31, 2016, operating expenses were $159.9 million, or 27.3% of net revenue, compared to $113.7 million, or 27.1% of net revenue, for the three months ended March 31, 2015. The change was due primarily to increased costs of $38.7 million associated with recent acquisitions  and net new markets, increased costs of $2.1 million associated with our existing managed transportation business, increased transaction costs of $3.4 million and increased other miscellaneous net operating costs of $2.0 million.

Insurance expense. For the three months ended March 31, 2016, insurance expense was $14.9 million, or 2.5% of net revenue, compared to $12.2 million, or 2.9% of net revenue, for the three months ended March 31, 2015. We recorded an increase of prior year insurance provisions of $1.0 million during the three months ended March 31, 2016 compared to an increase of $0.3 million during the three months ended March 31, 2015.

Selling, general and administrative. For the three months ended March 31, 2016, selling, general, and administrative expense was $16.7 million, or 2.9% of net revenue, compared to $11.7 million, or 2.8% of net revenue, for the three months ended March 31, 2015. The increase was primarily due to additional costs from our entry into new markets and recent acquisitions.

Depreciation and amortization. For the three months ended March 31, 2016, depreciation and amortization expense was $30.4 million, or 5.2% of net revenue, compared to $19.4 million, or 4.6% of net revenue, for the three months ended March 31, 2016. The increase was primarily due to recent acquisitions.

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

As of March 31, 2016, we had total indebtedness, including capital leases, of $3,023.5 million, including $750.0 million of the 2022 Notes, $2,270.4 million of borrowings under the Term Loan Facility, and approximately $3.1 million of other long-term indebtedness. As of March 31, 2016, there were no borrowings outstanding under our ABL Facility, which provides for up to $550 million of senior secured first priority borrowings.

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants, including limitations on our ability to make restricted payments. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration. As of March 31, 2016, the Company had not repurchased any shares under its share repurchase program.

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

Term Loan Facility

We have made the following borrowings under the Term Loan Facility: (i) the $1.44 billion initial term loan borrowing on May 25, 2011, (the “Initial Term Loan Borrowing”), (ii) the $150 million incremental term loan borrowing on February 7, 2013, (the “2013 Incremental Borrowing”), and (iii) the $635 million and $365 million Tranche B-2 borrowings on October 28, 2015 and November 12, 2015, respectively (collectively, the “2015 Borrowings”). Currently, the Initial Term Loan and the 2013 Incremental Borrowings bear interest at LIBOR plus an applicable margin of 3.25% and the 2015 Borrowings bear interest at LIBOR plus an applicable margin of 3.50%, in each case subject to a LIBOR floor of 100 basis points, as described below.

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

On October 28, 2015, Corporation borrowed $635 million of Tranche B-2 incremental term loans (the “Initial October 2022 Tranche B-2 Term Loans”) under the Term Loan Facility, pursuant to a Second Amendment to Credit Agreement (the “Second Amendment”) among Corporation, the incremental term loan lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent (the “Administrative Agent”) and each of the other parties thereto. The Initial October 2022 Tranche B-2 Term Loans were issued with 50 basis points of original issue discount and the proceeds were used to fund the Company’s acquisition of Rural/Metro.

On November 12, 2015, Corporation borrowed an additional $365 million of Tranche B-2 incremental term loans (the “Additional October 2022 Tranche B-2 Term Loans,” and together with the Initial October 2022 Tranche B-2 Term Loans, the “Tranche B-2 Term Loans”). The Additional October 2022 Tranche B-2 Term Loans were issued with 100 basis points of original issue discount, and were used to repay outstanding ABL revolving credit facility borrowings, to pay related fees and expenses and for general corporate purposes. All of the Tranche B-2 Term Loans mature on October 28, 2022 and bear interest at LIBOR plus an applicable margin of 3.50%, subject to a 100 basis point LIBOR floor.  While the Initial October 2022 Tranche B-2 Term Loans initially bore interest at a rate of LIBOR plus an applicable margin of 3.25% under the terms of the Second Amendment, on November 12, 2015, the applicable margin applicable to such loans was increased by 25 basis points pursuant to the Third Amendment to Credit Agreement among Corporation, the incremental term loan lenders party thereto, the Administrative Agent and each of the other parties thereto. All Tranche B-2 Term Loans were issued with six-month soft call protection, running from November 12, 2015, at 101% of the principal amount outstanding. All Tranche B-2 Term Loans otherwise have substantially the same terms as Corporation’s term loans outstanding under the Term Loan Facility prior to November 12, 2015.

On November 12, 2015, Corporation’s term loans outstanding prior to the borrowing of the Tranche B-2 Term Loans were subject to repricing under the terms of the Term Loan Credit Agreement and bear interest at a rate of LIBOR plus an applicable margin equal to 3.25%, which represents an increase of 25 basis points.

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

ABL Facility

Corporation’s ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of December 31, 2015. The ABL Facility is available to fund working capital and for general corporate purposes. As of March 31, 2016, we had available borrowing capacity of $400.2 million and $149.8 million of letters of credit issued, which impact the available credit under the ABL Facility.

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

2022 Notes

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

The indenture governing the 2022 Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Corporation’s restricted subsidiaries to pay dividends to Corporation or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, Corporation is required to make an offer to repurchase all of the 2022 Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If Corporation sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the 2022 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

We may from time to time repurchase or otherwise retire or extend our debt or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

Cash Flow

The table below summarizes cash flow information derived from our consolidated statements of cash flows for the periods indicated, amounts in thousands.

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$89,618	$45,315
Investing activities	(34,565)	(517,438)
Financing activities	(5,073)	246,103

Operating activities. Net cash provided by operating activities was $89.6 million for the three months ended March 31, 2016, compared to net cash provided by operating activities of $45.3 million for the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily a result of acquisition-related and organic growth, working capital improvement including better cash collections of our outstanding accounts receivable.

Accounts receivable increased $38.0 million and $56.2 million during the three months ended March 31, 2016, and 2015, respectively. Days sales outstanding (“DSO”) decreased three days during the three months ended March 31, 2016.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter, and dividing that result into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total, excluding the impact of acquisitions, completed within the specific quarter:

	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014
EmCare	77	79	79	76	80	78
AMR	69	71	70	67	68	70
Company	74	77	76	73	76	75

Investing activities. Net cash used in investing activities was $34.6 million for the three months ended March 31, 2016, compared to $517.4 million for the three months ended March 31, 2015. The decrease was primarily related to the decrease in cash outflow for acquisitions of $491.6 million.

Financing activities. Net cash used in financing activities was $5.1 million for the three months ended March 31, 2016, compared to cash provided by financing activities of $246.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, we made a $5.8 million payment on the Term Loan Facility.

For the three months ended March 31, 2015, we borrowed $285.0 million under our ABL Facility to fund acquisitions, offset by our partial repayment of $50.0 million. Additionally, we received $3.5 million in proceeds from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in fuel prices, changes in interest rates on certain of our borrowings, and changes in stock prices. While we have from time to time entered into transactions to mitigate our exposure to changes in fuel prices, we do not use these instruments for speculative or trading purposes.

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2016, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.9 million gallons during the periods hedged through December 2016.

As of March 31, 2016, we had $3,020.8 million of debt, excluding capital leases, of which $2,270.4 million was variable rate debt under our senior secured credit facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $22.7 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of March 31, 2016, the fair value of our available-for-sale securities was $40.9 million, inclusive of $19.1 million of equity securities collateralizing the Rural/ Metro pension plan. Had the market price of such securities been 10% lower as of March 31, 2016, the aggregate fair value of such securities would have been $3.9 million lower.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 12 to the accompanying unaudited consolidated financial statements included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; other than as set forth below.

Risks Related to Healthcare Regulation

Changes in the rates or methods of third‑party reimbursements, including due to federal or state legislation, or political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

We derive a majority of our revenue from direct billings to patients and third‑party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA and other federal and state legislation could ultimately result in substantial changes to Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse or favorable impact on our revenues from those sources. We are unable to anticipate the direct or indirect revenue impact of any federal or state legislation on our reimbursements, or how these developments would affect our operations and results.

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures, such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. The ambulance service rate decreases under the congressionally mandated national fee schedule have adversely impacted AMR’s net revenue in prior years. While a further reduced fee schedule was scheduled to go into effect in 2014, Congress extended updates preventing any additional reductions until January 1, 2018. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. One of the primary provisions of the MACRA replaces the sustainable growth rate annual update methodology to determine payments for physicians’ services with a merit based incentive payment system, starting in 2020. Additionally, MACRA includes a provision that extends Medicare ambulance add-on payments, supplemental payments based on the point of pickup, until April 1, 2018. The long-term impact of MACRA, including the transition to merit-based incentive programs, is still being analyzed and we cannot estimate the impact of this legislation on our future revenues.

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, sets forth sequestrations to Medicare reimbursement rates, which began in April 2013. These annual reductions of 2%, on average, apply to mandatory and discretionary spending and have been extended through 2025.  Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will continue to be reduced by 2%, on average, annually.

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

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

May 6, 2016	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

3.1	Second Amended and Restated By-Laws, effective as of February 23, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 26, 2016).

10.1*†	Employment Agreement, dated August 21, 2013, between Edward Van Horne and American Medical Response, Inc.

10.2†	Form of Employee Performance Share Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated February 26, 2016).

10.3†	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated February 26, 2016).

10.4*

Fifth Amendment, dated as of January 26, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the several lenders from time to time party thereto.

10.5*	Fifth Supplemental Indenture, dated as of January 25, 2016, by and among the Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association.

31.1*	Certification of the Chief Executive Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report

†Identifies a management compensation plan or arrangement.