Form 10-Q
period 2016-06-30
Envision Healthcare Holdings, Inc.
filed 2016-08-03
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-36048

ENVISION HEALTHCARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0832318
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6363 S. Fiddler’s Green Circle, 14th Floor
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

At August 1, 2016, the registrant had 187,170,381 shares of common stock, par value $0.01 per share, outstanding.

ENVISION HEALTHCARE HOLDINGS, INC.

ENVISION HEALTHCARE HOLDINGS, INC.

EXPLANATORY NOTE

Unless the context indicates otherwise, any reference in this report to “EVHC,” “Envision Healthcare,” “the “Company,” “we,” “our,” or “us” refers to Envision Healthcare Holdings, Inc. and its direct and indirect subsidiaries and any reference to “Corporation” refers to Envision Healthcare Corporation, an indirect wholly-owned subsidiary of the Company.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$212,745	$141,677
Insurance collateral	58,826	68,849
Trade and other accounts receivable, net	1,325,665	1,257,021
Parts and supplies inventory	34,026	34,023
Prepaids and other current assets	87,887	96,857
Total current assets	1,719,149	1,598,427
Non-current assets:
Property, plant and equipment, net	380,183	335,869
Intangible assets, net	1,063,755	1,051,631
Goodwill	3,351,277	3,271,933
Other long-term assets	100,044	95,712
Total assets	$6,614,408	$6,353,572
Liabilities and Equity
Current liabilities:
Accounts payable	$57,087	$68,985
Accrued liabilities	672,722	612,445
Current portion of long-term debt and capital lease obligations	24,937	24,550
Total current liabilities	754,746	705,980
Long-term debt and capital lease obligations	3,057,811	2,958,481
Deferred income taxes	389,926	369,110
Insurance reserves	251,600	252,650
Other long-term liabilities	66,383	65,910
Total liabilities	4,520,466	4,352,131
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 187,169,947 and 186,924,004 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	1,872	1,869
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	1,686,302	1,677,578
Retained earnings	344,023	288,741
Accumulated other comprehensive income (loss)	(1,147)	(1,649)
Total Envision Healthcare Holdings, Inc. equity	2,031,050	1,966,539
Noncontrolling interest	62,892	34,902
Total equity	2,093,942	2,001,441
Total liabilities and equity	$6,614,408	$6,353,572

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net of contractual discounts	$2,877,961	$2,417,011	$5,741,875	$4,669,729
Provision for uncompensated care	(1,236,931)	(1,062,753)	(2,503,299)	(2,070,969)
Net revenue	1,641,030	1,354,258	3,238,576	2,598,760
Compensation and benefits	1,144,804	969,458	2,268,677	1,877,115
Operating expenses	263,181	156,129	516,396	307,855
Insurance expense	35,454	38,166	72,874	73,692
Selling, general and administrative expenses	41,593	31,249	79,583	57,698
Depreciation and amortization expense	59,756	44,936	117,189	84,817
Restructuring and other charges	7,456	—	7,562	—
Income from operations	88,786	114,320	176,295	197,583
Interest income from restricted assets	103	163	466	293
Interest expense, net	(39,568)	(28,094)	(78,451)	(54,781)
Realized gains (losses) on investments	(55)	(34)	(40)	(34)
Other income (expense), net	(735)	(40)	(13)	(372)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	48,531	86,315	98,257	142,689
Income tax benefit (expense)	(18,162)	(32,698)	(37,554)	(55,214)
Income (loss) before equity in earnings of unconsolidated subsidiary	30,369	53,617	60,703	87,475
Equity in earnings of unconsolidated subsidiary	1,503	71	1,635	143
Net income (loss)	31,872	53,688	62,338	87,618
Less: Net (income) loss attributable to noncontrolling interest	(3,440)	(1,272)	(7,056)	(1,827)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$28,432	$52,416	$55,282	$85,791
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:			.
Basic	$0.15	$0.28	$0.29	$0.46
Diluted	$0.15	$0.27	$0.29	$0.45

Weighted-average common shares outstanding:
Basic	187,134,606	185,493,085	187,090,957	184,830,033
Diluted	192,022,884	191,511,920	191,976,741	191,166,956

Comprehensive income (loss):
Net income (loss)	$31,872	$53,688	$62,338	$87,618
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(403)	18	(435)	(102)
Unrealized gains (losses) on derivative financial instruments	2,370	512	937	769
Total other comprehensive income (loss), net of tax	1,967	530	502	667
Comprehensive income (loss)	33,839	54,218	62,840	88,285
Less: Comprehensive (income) loss attributable to noncontrolling interest	(3,440)	(1,272)	(7,056)	(1,827)
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$30,399	$52,946	$55,784	$86,458

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$62,338	$87,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123,521	89,058
(Gain) loss on disposal of property, plant and equipment	145	239
Equity-based compensation expense	5,937	3,025
Excess tax benefits from equity-based compensation	(1,219)	(24,476)
Equity in earnings of unconsolidated subsidiary	(1,635)	(143)
Dividends received	386	370
Deferred income taxes	9,741	1,100
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(32,196)	(37,766)
Parts and supplies inventory	286	(161)
Prepaids and other current assets	15,523	(4,717)
Accounts payable and accrued liabilities	(11,410)	47,717
Insurance reserves	(9,870)	(2,221)
Other assets and liabilities, net	(2,327)	1,279
Net cash provided by (used in) operating activities	159,220	160,922
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(6,808)	(2,067)
Sales and maturities of available-for-sale securities	1,448	9,209
Purchases of property, plant and equipment	(90,760)	(43,028)
Proceeds from sale of property, plant and equipment	42	352
Acquisition of businesses, net of cash received	(114,808)	(498,917)
Net change in insurance collateral	34,963	(5,706)
Other investing activities	429	971
Net cash provided by (used in) investing activities	(175,494)	(539,186)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	235,000	305,000
Repayments of the ABL Facility	(130,000)	(100,000)
Repayments of the Term Loan	(11,686)	(6,686)
Debt issuance costs	(723)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	1,571	9,350
Excess tax benefits from equity-based compensation	1,219	24,476
Contributions from (distributions to) noncontrolling interest, net	(8,833)	100
Other financing activities	794	(239)
Net cash provided by (used in) financing activities	87,342	231,974
Change in cash and cash equivalents	71,068	(146,290)
Cash and cash equivalents, beginning of period	141,677	318,895
Cash and cash equivalents, end of period	$212,745	$172,605

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

Proposed Merger with AmSurg Corp.

On June 15, 2016, the Company, AmSurg Corp., a Tennessee corporation (“AmSurg”), and New Amethyst Corp., a newly formed Delaware corporation and a direct, wholly-owned subsidiary of AmSurg (“New Amethyst”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company and AmSurg will combine in an all-stock merger of equals. Upon the terms and subject to the conditions set forth in the Merger Agreement, AmSurg will merge with and into New Amethyst (“Merger 1”), with New Amethyst continuing as the surviving corporation, immediately after which the Company will merge with and into New Amethyst (“Merger 2” and together with Merger 1, the “Mergers”), with New Amethyst continuing as the surviving corporation. Upon the closing of the Mergers, the name of the combined company will be changed to “Envision Healthcare Corporation”.

Upon the closing of Merger 1, each issued and outstanding share of AmSurg common stock, no par value, will automatically convert into the right to receive one share of common stock, par value $0.01 per share, of New Amethyst (“New Amethyst Common Stock”) and each issued and outstanding share of AmSurg 5.250% Mandatory Convertible Preferred Stock, Series A-1, no par value, will automatically convert into one share of 5.250% Mandatory Convertible Preferred Stock, Series A-1, par value $0.01 per share, of New Amethyst (“New Amethyst Series A-1 Preferred Stock”). Upon the closing of Merger 2, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “Envision Common Stock”), will automatically convert into the right to receive 0.334 shares of New Amethyst Common Stock. Upon the closing of the Mergers, the Company’s stockholders will own approximately 53% and AmSurg shareholders will own approximately 47% of the combined company on a fully diluted basis.

Consummation of the Mergers is subject to customary closing conditions, including approvals by the Company’s stockholders and AmSurg shareholders, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of certain filings with the Securities and Exchange Commission, the listing of the New Amethyst Common Stock and the New Amethyst Series A-1 Preferred Stock issuable to the shareholders of AmSurg and the stockholders of the Company, as applicable, on the New York Stock Exchange, and receipt of opinions from legal counsel regarding the intended tax treatment of the Mergers.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Insurance collateral also includes a receivable from insurers of $1.5 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively, for liabilities in excess of the Company’s self-insured retention.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for uncompensated care to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2015, was equal to approximately 94% and 86% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of June 30, 2016, and December 31, 2015, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Gross trade accounts receivable	$6,554,996	$6,375,473
Allowance for contractual discounts	(3,270,546)	(3,340,078)
Allowance for uncompensated care	(1,959,095)	(1,779,200)
Trade accounts receivable, net	1,325,355	1,256,195
Other receivables, net	310	826
Trade and other accounts receivable, net	$1,325,665	$1,257,021

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s most recent actuarial valuation was completed in June 2016. As a result of this and previous actuarial valuations, the Company recorded decreases in its provision for insurance liabilities of $2.6 million and $1.7 million for the three and six months ended June 30, 2016, respectively, as compared to increases of $1.4 million and $4.0 million for the three and six months ended June 30, 2015, respectively, related to reserves for losses in prior years.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured credit facility approximates fair value as of June 30, 2016, and December 31, 2015. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the six months ended June 30, 2016 and 2015, the Company derived approximately 35%, respectively, of its revenue from Medicare and Medicaid, 63% and 62%, respectively, from insurance providers and contracted payors, and 2% and 3%, respectively, directly from patients.

The Company estimates the fair value of its fixed rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of June 30, 2016, and December 31, 2015, was approximately $759.4 million and $735.0 million, respectively, with a principal carrying amount of $750.0 million.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$24,860	$3,969	$—	$28,829
Liabilities:
Contingent consideration	—	—	166	166
Fuel hedge	—	1,281	—	1,281

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$19,116	$4,076	$—	$23,192
Liabilities:
Contingent consideration	—	—	2,116	2,116
Fuel hedge	—	2,777	—	2,777

The contingent consideration balance classified as a Level 3 liability decreased $2.0 million during the six months ended June 30, 2016 due to the Company’s final determination that no contingent consideration was payable under the terms of a previously completed acquisition.

During the six months ended June 30, 2016 and 2015, the Company had no transfers between Level 1 and Level 2 fair value measurements.

Revenue Recognition

Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. The Company records fee-for-service revenue net of the contractual discounts, based on the information entered into the Company’s billing systems from received medical charts. An estimate for unprocessed medical charts for a given service period is made and adjusted in future periods based on actual medical charts processed. Information entered into the billing systems is subject to change, e.g. change in payor status, and may impact recorded fee-for-service revenue, net of the contractual discounts. Such changes are recognized in the period the change is known.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR. Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period.

Net revenue for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$487,319	$420,596	$947,646	$782,664
Medicaid	187,644	167,120	368,412	298,095
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	806,623	732,374	1,609,338	1,384,190
Self-pay	1,047,189	872,541	2,124,518	1,728,655
Sub-total	2,528,775	2,192,631	5,049,914	4,193,604
Subsidies and fees	349,186	224,380	691,961	476,125
Revenue, net of contractual discounts	2,877,961	2,417,011	5,741,875	4,669,729
Provision for uncompensated care	(1,236,931)	(1,062,753)	(2,503,299)	(2,070,969)
Net revenue	$1,641,030	$1,354,258	$3,238,576	$2,598,760

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $2.4 million and $5.3 million for the three and six months ended June 30, 2016, respectively, and by approximately $3.8 million and $7.4 million for the three and six months ended June 30, 2015, respectively.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined the effects, if any, that adoption of ASU 2014-09 may have on its consolidated financial position or results of operations or the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016 and, as a result, $34.6 million of debt issuance costs related to the Company’s senior secured credit facilities and senior unsecured notes were reclassified from other long-term assets to long-term debt and capital lease obligations on the Company’s consolidated balance sheets as of December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheets. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company retrospectively adopted ASU 2015-17 effective January 1, 2016 and, as a result, $85.8 million of current deferred tax liabilities were reclassified to deferred income taxes on the Company’s consolidated balance sheets as of December 31, 2015.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which modifies the impairment model for most financial instruments, including trade receivables. The new standard replaces the existing incurred loss methodology with an expected loss methodology and will result in the more timely recognition of losses. ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact and has not yet determined the effects, if any, that adoption of ASU 2016-13 may have on its consolidated financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envision Healthcare Holdings, Inc. stockholders	$28,432	$52,416	$55,282	$85,791
Net income (loss) allocated to participating securities (a)	150	—	218	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc. common stockholders	28,282	52,416	55,064	85,791

Weighted-average common shares outstanding — common stock:
Basic	187,134,606	185,493,085	187,090,957	184,830,033
Dilutive impact of stock awards outstanding	4,888,278	6,018,835	4,885,784	6,336,923
Diluted	192,022,884	191,511,920	191,976,741	191,166,956

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc. common stockholders:
Basic	$0.15	$0.28	$0.29	$0.46
Diluted	$0.15	$0.27	$0.29	$0.45

(a)	Restricted stock units and market-based performance share units granted to employees and non-employee directors are considered participating securities.

For the three and six months ended June 30, 2016, there were stock awards to acquire 1,747,716 shares and 1,731,430 shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. For the three and six months ended June 30, 2015, there were 82,506 shares and 66,313 whose effect was anti-dilutive.

4.Acquisitions

2016 Acquisitions

Emergency Physicians Medical Group (“EPMG”). On April 7, 2016, the Company completed the acquisition of EPMG for $119.1 million paid in cash, subject to working capital adjustments, and preferred stock issued in the direct parent company of EPMG (“EPMG Holdco”), representing $10.5 million of total purchase consideration, for aggregate purchase consideration of $129.6 million. All other outstanding equity of EPMG Holdco is wholly-owned by EmCare. EPMG employs more than 500 clinical providers who staff emergency departments, hospital medicine departments, and

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

urgent care centers at 37 facilities in Michigan, Illinois, Indiana, Ohio, Iowa and Delaware. In addition, EPMG operates community paramedicine programs and provides tele-medicine services in urgent care and post-acute care operations.

The goodwill recognized in connection with the EPMG acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EPMG into the existing operations of EmCare. Of the goodwill recorded, $39.3 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$18,870
Insurance collateral	16,900
Accounts receivable	19,637
Prepaid and other current assets	3,904
Property, plant and equipment	3,541
Acquired intangible assets	66,900
Goodwill	54,730
Other long-term assets	641
Accounts payable	(1,165)
Accrued liabilities	(35,313)
Deferred income taxes	834
Insurance reserves	(11,872)
Other long-term liabilities	(8,050)
Total purchase price	$129,557

The Company has accounted for this acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

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

The goodwill recognized in connection with the SEA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of SEA into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible. Prior to the acquisition, SEA had a pension plan that was terminated and liquidated during the second quarter of 2016.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$545
Accounts receivable	7,516
Prepaid and other current assets	210
Acquired intangible assets	86,200
Goodwill	46,961
Accounts payable	(1,153)
Accrued liabilities	(182)
Deferred income taxes	(35,263)
Total purchase price	$104,834

During the six months ended June 30, 2016, the Company made purchase price allocation adjustments including a decrease of deferred income taxes of $0.4 million.

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

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$1,062
Accounts receivable	22,219
Prepaid and other current assets	1,245
Property, plant and equipment	2,739
Acquired intangible assets	53,270
Goodwill	73,458
Other long-term assets	5,920
Accounts payable	(1,940)
Accrued liabilities	(5,493)
Deferred income taxes	(13,138)
Insurance reserves	(13,639)
Other long-term liabilities	(1,365)
Total purchase price	$124,338

During the six months ended June 30, 2016, the Company made purchase price allocation adjustments including a reclassification from goodwill to accounts receivable of $0.3 million and a decrease to deferred income taxes of $0.4 million.

Emergency Medical Associates. On February 27, 2015, the Company acquired the stock of Emergency Medical Associates of New Jersey, P.A. and assets of Alpha Physician Resources, LLC (collectively “EMA”) for total purchase consideration of $282.3 million paid in cash. During the first quarter of 2016, the Company executed a purchase agreement amendment that increased the total consideration by $10.5 million (the “EMA Amendment”). The Company acquired EMA to achieve certain operational and strategic benefits. EMA provides emergency department, hospitalist and urgent care services at 47 facilities in New Jersey, New York, Rhode Island, and North Carolina.

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

The final allocation of the purchase price is in the table below (in thousands):

Cash and cash equivalents	$7,388
Accounts receivable	53,099
Prepaid and other current assets	5,922
Property, plant and equipment	2,276
Acquired intangible assets	147,300
Goodwill	128,590
Other long-term assets	22,327
Accounts payable	(12,863)
Accrued liabilities	(35,631)
Deferred income taxes	(6,442)
Insurance reserves	(29,700)
Total purchase price	$282,266

During the six months ended June 30, 2016, goodwill recognized in connection with the EMA acquisition increased by $10.5 million due to the EMA Amendment. Additionally, the Company made purchase price allocation adjustments including an increase to other current assets of $1.1 million, an increase to accrued liabilities of $0.9 million to record an adjustment to accrued benefits, and other adjustments to opening balances for assets and liabilities.

Rural/ Metro Corporation. On October 28, 2015, the Company completed the acquisition of Rural/ Metro Corporation (“Rural/ Metro”) for total purchase consideration of approximately $620.0 million, subject to working capital adjustments of $54.1 million paid in cash. As of the closing date, Rural/ Metro provided ambulance and fire protection services in 19 states and approximately 700 communities throughout the United States. The Company acquired Rural/ Metro to achieve certain operational and strategic benefits.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$18,559
Insurance collateral	39,934
Accounts receivable	89,000
Parts and supplies inventory	7,835
Prepaid and other current assets	19,974
Property, plant and equipment	92,164
Acquired intangible assets	226,200
Goodwill	405,651
Other long-term assets	2,650
Accounts payable	(16,748)
Accrued liabilities	(84,692)
Capital lease obligations	(1,408)
Deferred income taxes	(71,567)
Insurance reserves	(25,510)
Other long-term liabilities	(27,899)
Total purchase price	$674,143

During the six months ended June 30, 2016, the Company made purchase price allocation adjustments including an increase to goodwill of $6.1 million related to the working capital adjustment paid during the first quarter of 2016, offset by an increase in other current assets of $1.7 million, an increase in intangible assets of $1.4 million, an increase in other long-term liabilities of $1.0 million, and other adjustments to opening balances for assets and liabilities.

Questcare Medical Services, P.A and QRx Medical Management, LLC. On December 3, 2015, the Company completed the acquisition of Questcare Medical Services, P.A. and QRx Medical Management, LLC (collectively “Questcare”) for total purchase consideration of $136.3 million, subject to a working capital adjustment of $0.1 million, paid in cash. Questcare has more than 800 clinical providers staffing more than 50 facilities in Texas, Oklahoma and Colorado.  Questcare clinicians manage patient care across multiple hospital-based clinical specialties including emergency department, hospitalist, critical care unit and pediatric and obstetric hospitalist care services. In addition, Questcare provides post-acute facility-based care as well as primary care, urgent care and tele-medicine services. The Company acquired Questcare to achieve certain operational and strategic benefits.

The goodwill recognized in connection with the Questcare acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of Questcare into the existing operations of EmCare. Of the goodwill recorded, $23.2 million is tax deductible.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$2,594
Insurance collateral	6,420
Accounts receivable	22,794
Prepaid and other current assets	2,482
Property, plant and equipment	2,017
Acquired intangible assets	67,200
Goodwill	55,400
Other long-term assets	685
Accounts payable	(2,531)
Accrued liabilities	(12,699)
Deferred income taxes	70
Insurance reserves	(8,047)
Total purchase price	$136,385

During the six months ended June 30, 2016, the Company made a purchase price allocation adjustment to decrease other long-term assets of $1.5 million, decrease deferred income taxes by $1.5 million, and other adjustments to opening balances for assets and liabilities.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the three and six months ended June 30, 2016, include net revenue of $261.2 million and $533.7 million, respectively, for SEA, VISTA, EMA and Rural/ Metro.

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

On September 30, 2015, the Company completed the acquisition of Northwest Tucson Emergency Physicians (“NTEP”), an emergency physician group serving the greater Tucson market, with 27 physicians and five mid-level providers for total purchase consideration of $25.0 million, subject to working capital adjustments, paid in cash. Prior to the acquisition, NTEP had a pension plan that was terminated and liquidated during the three months ended June 30, 2016. The goodwill recognized in connection with the NTEP acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of NTEP into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible.

On December 24, 2015, the Company completed the acquisition of MetroCare Services-Abilene GP, LLC (“MetroCare”), a provider of ambulance service operations located in Texas for total purchase consideration of $5.0

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, subject to working capital adjustments. The goodwill recognized in connection with the MetroCare acquisition is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of MetroCare into the existing operations of AMR. Of the goodwill recorded, $1.0 million is tax deductible.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $23.7 million, other acquired intangible assets of $53.1 million, net assets of $6.8 million and deferred income taxes of $11.0 million. These allocations are subject to adjustment based upon the completion of purchase price allocations, except for the allocation of the CareFirst, Inc. acquisition, which was complete as of March 31, 2016.

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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2015
Net revenue	$1,505,447	$2,960,053
Net income (loss)	47,344	78,860

5.Insurance Collateral

Insurance collateral consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Available-for-sale securities:
Corporate bonds/ Fixed income	$16,609	$13,096
Corporate equity	12,220	10,096
Total available-for-sale securities	28,829	23,192
Insurance receivable	1,475	644
Cash deposits and other	38,485	54,078
Total insurance collateral	$68,789	$77,914

As of June 30, 2016 and December 31, 2015, approximately $10.0 million and $9.1 million, respectively, of insurance collateral is included in other long-term assets on the consolidated balance sheets.

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$16,325	$284	$—	$16,609
Corporate equity	12,879	63	(722)	12,220
Total available-for-sale securities	$29,204	$347	$(722)	$28,829

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$13,073	$43	$(20)	$13,096
Corporate equity	10,974	—	(878)	10,096
Total available-for-sale securities	$24,047	$43	$(898)	$23,192

As of June 30, 2016, available-for-sale securities included corporate bonds/ fixed income securities of $4.4 million with contractual maturities within one year and $12.2 million with contractual maturities extending longer than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
Corporate bonds/ Fixed income:
Less than 12 months	$—	$—	$6,103	$(19)
12 months or more	—	—	250	(1)
Corporate equity:
Less than 12 months	2,702	(88)	—	—
12 months or more	7,600	(634)	10,096	(878)
Total	$10,302	$(722)	$16,449	$(898)

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

The Company realized net losses of less than $0.1 million on the sale and maturities of available-for-sale securities for both the three and six months ended June 30, 2016, respectively, and both the three and six months ended June 30, 2015, respectively.

6.Accrued Liabilities

Accrued liabilities were as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Accrued wages and benefits	$310,322	$285,660
Current portion of self-insurance reserve	110,333	103,922
Current portion of compliance and legal	39,402	34,021
Accrued incentive compensation	30,884	33,090
Accrued income taxes	6,140	17,719
Accrued medical claim liabilities	24,369	6,115
Deferred revenue	27,976	27,461
Other	123,296	104,457
Total accrued liabilities	$672,722	$612,445

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loans due 2018 and 2022 (4.25% to 4.50% as of June 30, 2016 and December 31, 2015)	2,264,518	2,276,204
ABL Facility	105,000	—
Notes due at various dates from 2016 to 2022 with interest rates from 6% to 10%	407	432
Capital lease obligations due at various dates from 2016 to 2018	3,907	3,089
Total	3,123,832	3,029,725
Less current portion	(24,937)	(24,550)
Discount on senior secured term loan	(10,835)	(12,075)
Debt issuance costs on senior unsecured notes, senior secured term loans and ABL Facility	(30,249)	(34,619)
Total long-term debt and capital lease obligations	$3,057,811	$2,958,481

As of June 30, 2016, letters of credit outstanding, which impact the available credit under the ABL Facility were $134.8 million and the maximum amount available under the ABL Facility was $310.2 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

Debt Commitment Letter

On June 15, 2016, in connection with the Mergers, Corporation and AmSurg entered into a debt commitment letter (the “Commitment Letter”) with certain lenders. The lenders committed to provide (i) Corporation and AmSurg a term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of up to $5.3 billion, maturing seven years from the closing date of the Mergers and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion (the “New ABL Facility” and together with the New Term Loan Facility, the “New Credit Facilities”) maturing five years from the closing date of the Mergers.  On July 25, 2016, pursuant to an amendment, Corporation received a change of control waiver under its existing term loan credit facility, pursuant to which the New Term Loan Facility will be structured as an incremental credit facility under the Term Loan Credit Agreement. The New ABL Facility may be structured as a new credit agreement or, if Corporation receives a change of control under its existing asset-based revolving credit facility, as an incremental facility under the ABL Credit Agreement.

The Commitment Letter contemplates that if Corporation is successful in obtaining change in control waivers under either the Term Loan Credit Agreement or ABL Credit Agreement, the commitments to provide the New Credit Facilities will be reduced by the amount of any indebtedness outstanding under the existing senior secured credit facilities. As a result of the change of control waiver that Corporation received under its Term Loan Credit Agreement, the lenders’ commitments to provide the New Term Loan Facility were reduced by the amount of indebtedness outstanding under the existing Term Loan Facility, which was $2,264.5 million as of June 30, 2016. After giving effect to such reduction, the lenders’ remaining commitment to provide Corporation and AmSurg with a term loan facility is $3.04 billion.

Proceeds of the New Credit Facilities will be used, among other things, to refinance portions of Corporation’s and Amsurg’s outstanding debt and to fund expenses incurred in connection with the Mergers. The New Credit Facilities will be guaranteed by various subsidiaries of Corporation and AmSurg. The funding of the New Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At June 30, 2016, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement executed in December 2014. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.2 million gallons, which represents approximately 18% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount $1.3 million and $2.8 million, respectively, as of June 30, 2016 and December 31, 2015, respectively. Over the next six months, the Company expects to reclassify $1.3 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.7 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and net payments to the counterparty of $0.2 million and $0.4 million for the three and six months ended June 30,  2015, respectively.

9.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of June 30, 2016 and December 31, 2015 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Other	Total
Balance as of January 1, 2015	$(897)	$(935)	$(24)	$—	$(1,856)
Other comprehensive income (loss) before reclassifications	(1,627)	(6)	(473)	601	(1,505)
Amounts reclassified from accumulated other comprehensive income (loss)	784	941	(13)	—	1,712
Net current-period other comprehensive income (loss)	(843)	935	(486)	601	207
Balance as of December 31, 2015	(1,740)	—	(510)	601	(1,649)
Other comprehensive income (loss) before reclassifications	28	—	141	(601)	(432)
Amounts reclassified from accumulated other comprehensive income (loss)	909	—	25	—	934
Net current-period other comprehensive income (loss)	937	—	166	(601)	502
Balance as of June 30, 2016	$(803)	$—	$(344)	$—	$(1,147)

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2016	2015	2016	2015	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(662)	$(219)	$(1,454)	$(415)	Operating expenses
Interest rate swap	—	(497)	—	(993)	Interest expense, net
	(662)	(716)	(1,454)	(1,408)	Total before tax
	248	268	545	528	Tax benefit (expense)
	$(414)	$(448)	$(909)	$(880)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$(55)	$(34)	$(40)	$(34)	Realized gains (losses) on investments
	(55)	(34)	(40)	(34)	Total before tax
	21	13	15	13	Tax benefit (expense)
	$(34)	$(21)	$(25)	$(21)	Net of tax

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

The Pension Plan was amended on April 8, 2016 (the “curtailment date”), whereby the Pension Plan became frozen for all participants as of June 30, 2016. As part of the freezing of the Pension Plan, no new benefits accrue, no hours of service earned after the freeze date will count in determining a participant’s credited service, and no earnings earned after the freeze date are counted in determining a participant’s average annual earnings. The amendment qualified as a curtailment. The elimination of future years of service and future salaries results in the post-curtailment pension obligation being based on the accumulated benefit obligation rather than the projected benefit obligation. As a result, the Company recognized, effective on the curtailment date, a net curtailment gain of approximately $1.1 million, consisting of a $2.2 million gain from the decrease in the projected benefit obligation and a $1.1 million loss for the elimination of the accumulated net actuarial loss within other comprehensive income (loss) as of the date of the amendment. The net gain of $1.1 million is included in net periodic pension cost for the three and six months ended June 30, 2016.

The Company’s general funding policy is to make annual contributions to the Pension Plan as required by the Employee Retirement Income Security Act. The Company contributed zero and $0.7 million during the three and six months ended June 30, 2016.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows a reconciliation of plan assets for the six months ended June 30, 2016 (in thousands):

Change in plan assets:
Fair value of plan assets as of December 31, 2015	$18,382
Actual return on plan assets	365
Employer contributions	700
Benefits paid	(100)
Plan participants' contributions	—
Fair value of plan assets at June 30, 2016	$19,347

The Company has adopted the fair value provisions (as described in Note 2) for the plan assets. The Company categorizes plan assets within a three-level fair value hierarchy.

The fair values of the Pension Plan assets as of June 30, 2016 and December 31, 2015, by asset class were as follows (in thousands):

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,730	$299	$—	$11,029
Debt securities	1,718	4,936	—	6,654
Real estate	462	—	1,202	1,664
Total equity securities	$12,910	$5,235	$1,202	$19,347

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,350	$277	$—	$10,627
Debt securities	1,560	4,679	—	6,239
Real estate	402	—	1,114	1,516
Total equity securities	$12,312	$4,956	$1,114	$18,382

The real estate balance classified as a Level 3 liability has increased approximately $0.1 million since December 31, 2015 as a result of purchases and net unrealized gains during the six months ended June 30, 2016.

Amortization of the net actuarial gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of Net Periodic Benefit Cost or Income for each year. If, at the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. The components of net periodic benefit cost and other amounts recognized as comprehensive (loss) income during the three and six months ended June 30, 2016, are as follows (in thousands):

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net periodic (benefit) cost:
Service cost	$687	$1,476
Interest cost	489	963
Expected return on plan assets	(347)	(652)
Curtailment net gain	(1,146)	(1,146)
Net periodic (benefit) cost	$(317)	$641
Other changes in plan assets and benefit obligations recognized as other comprehensive loss (income)
Net loss (gain)	—	1,745
Net gain recognized during the period	—	—
Total recognized in other comprehensive loss (income)	$—	$1,745
Total recognized as net periodic benefit cost and other comprehensive loss (income)	$(317)	$2,386

As of June 30, 2016, there were no amounts of accumulated unrecognized net actuarial gains or losses in accumulated other comprehensive income (loss), before income taxes.

Other Pension Plans

SEA had a pension plan (the “SEA Plan”) with $10.1 million in accumulated benefit obligations as of the acquisition date. The SEA Plan was frozen at acquisition. The SEA Plan was fully funded, with both investments and escrow funds set aside to cover any shortfall of the investments in covering the liabilities upon liquidation. SEA received a favorable determination letter from the IRS dated February 2, 2016, and the liquidation of the SEA Plan was completed in the second quarter of 2016.

NTEP had a pension plan (the “NTEP Plan”) with $2.8 million in accumulated benefit obligations as of the acquisition date. The NTEP Plan was frozen at acquisition. The NTEP Plan was fully funded, with both investments and escrow funds set aside to cover any shortfall of the investments in covering the liabilities upon liquidation. The NTEP Plan was terminated and liquidated during the second quarter of 2016.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and six months ended June 30, 2016, employee and provider purchases of common stock through the ESPP and PSPP totaled less than 0.1 million shares.  There were no employee or provider purchases of common stock through the ESPP or the PSPP during the three and six months ended June 30, 2015. Under the terms of the Merger Agreement, the Company has agreed to terminate the ESPP and PSPP upon the consummation of the Mergers.

11.Equity-Based Compensation

Omnibus Incentive Plan

Upon completion of the Company’s initial public offering in August 2013, the then-existing stock compensation plan terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted, pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of June 30, 2016, a total of 13,903,035 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. Awards are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain market-based objectives. All options have 10-year terms.

During February 2016, the Company adopted a long-term incentive plan (the “2016 LTIP”) which provides stock options, restricted stock units (“RSUs”), and market-based performance share units (“PSUs”) in combination. The stock options and RSUs vest ratably over three years. The PSUs vest based on achievement of both the three-year service condition and market condition. The holders of the RSUs and PSUs are entitled to receive cash dividend equivalents related to regular cash dividends paid by the Company. As of June 30, 2016, the Company had issued awards under the 2016 LTIP including 1,573,288 stock options with a grant date fair value of $8.38 per option using the Black-Scholes valuation model, 278,904 RSUs with a grant date fair value of $21.99 per RSU using the market price on the date of grant, and 585,587 PSUs with a grant date fair value of $22.41 per PSU using a Monte Carlo simulation model.

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

Total equity-based compensation charges of $3.6 million and $5.9 million were recorded for the three and six months ended June 30, 2016, respectively and $1.6 million and $3.0 million were recorded for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, total unrecognized compensation cost related to unvested awards was $34.2 million, which will be recognized over the weighted average remaining vesting life of 1.9 years.

12.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $19.4 million and $13.9 million for the three months ended June 30, 2016 and 2015, respectively, and $38.4 million and $26.7 million for the six months ended June 30, 2016 and 2015, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

As of June 30, 2016 and December 31, 2015, the Company had $134.8 million and $140.8 million, respectively, in outstanding letters of credit.

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

Four different putative class action lawsuits were filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Laura Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles, and the Aguilar and Karapetian cases have subsequently been consolidated into a single action. In these cases, the plaintiffs allege principally that the AMR entities failed to pay wages, including overtime wages, in compliance with California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. The plaintiffs are seeking to certify classes on these claims and are seeking lost wages, various penalties, and attorneys’ fees under California law. While certification of the rest period claims in the consolidated Karapetian/ Aguilar case was denied, the Court certified classes on claims alleging that AMR has not provided meal periods in compliance with the law as to dispatchers and call takers, that AMR has an unlawful time rounding policy, and that AMR has an unlawful practice of setting rates for those employees. On October

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13, 2015, the Court decertified all classes in the Karapetian/ Aguilar case, a decision that is being appealed. In the Banta case, the Court denied certification of the meal and rest period claims as to EMTs and paramedics, a decision that plaintiff’s counsel appealed. The appeal was denied because of the pendency of other class and representative claims in the case. The Court indicated that it would certify a class on overtime claims; however, in July 2016, Banta’s counsel filed a stipulation requesting that the Court decertify and dismiss the overtime claims. In the Bartoni case, the Court denied certification on the meal and rest period claims of all unionized employees in Northern California, a decision that is being appealed; while the Court certified a class on the overtime claims, plaintiffs’ counsel stipulated to decertify and dismiss those claims as AMR’s policy complies with a recent Court of Appeals decision. The Company is unable at this time to estimate the amount of potential damages, if any.

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

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company continues to engage in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million as of June 30, 2016, based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.

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

Following the announcement of the proposed Mergers, a purported stockholder of the Company filed a putative stockholder class action lawsuit against the members of the Company’s Board and Barclays PLC in the Court of Chancery of the state of Delaware on July 15, 2016. The lawsuit alleges that the members of the Company’s Board violated their fiduciary duties in connection with the proposed Mergers and that Barclays PLC aided and abetted those breaches. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, damages in the event the Mergers are consummated. The Company believes this lawsuit is without merit and intends to defend the lawsuit vigorously.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

13.Variable Interest Entities

The Company periodically enters into arrangements with outside partners within the healthcare industry in order to facilitate growth and provide for further investment in patient services provided by EmCare. GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIEs”) to be consolidated if an entity’s interest in the VIE has a controlling financial interest. Under the Variable Interest Model, a controlling financial interest is determined based on which entity, if any, has: i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For all consolidated VIEs, the Company is not contractually obligated to fund losses, if any, in excess of its investment.

The Company’s financial statements include the accounts of these arrangements because they both qualify as VIEs and the Company is the primary beneficiary. All of the VIEs which the Company consolidates have relatively few variable interests, and are primarily related to equity investments, subordinated financial support and management services agreements (“MSAs”) for which the Company is contracted to manage the VIE. Under the MSAs, EmCare provides management services including recruiting, credentialing, billing, payroll, accounting and other various administrative services. The significant judgments involved in determining whether to consolidate relate to the interaction of the decision making rights of each variable interest holder that most significantly impact economic performance. As of June 30, 2016 and December 31, 2015, current assets of VIEs that were consolidated were $298.3 million and $255.9 million, respectively, and current liabilities were $95.2 million and $77.6 million, respectively. The Company has no material unconsolidated VIEs as of June 30, 2016 and December 31, 2015, respectively.

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

Net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring and other charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred income taxes, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess financial performance and make decisions. Adjusted EBITDA is a non-GAAP measure used by management solely as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company’s financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company’s financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2).

The Company’s operating segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,050,609	$929,068	$2,063,457	$1,754,176
Income from operations	66,313	77,931	125,294	130,106
Adjusted EBITDA	103,842	105,203	191,170	182,298
Healthcare Transportation Services
Net revenue	$590,421	$425,190	$1,175,119	$844,584
Income from operations	22,473	36,389	51,001	67,477
Adjusted EBITDA	68,160	57,558	132,420	109,329
Segment Totals
Net revenue	$1,641,030	$1,354,258	$3,238,576	$2,598,760
Income from operations	88,786	114,320	176,295	197,583
Adjusted EBITDA	172,002	162,761	323,590	291,627

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31,872	$53,688	$62,338	$87,618
Add-back of non-operating expense (income):
Interest expense, net	39,568	28,094	78,451	54,781
Income tax expense (benefit)	18,162	32,698	37,554	55,214
Realized losses (gains) on investments	55	34	40	34
Interest income from restricted assets	(103)	(163)	(466)	(293)
Equity in earnings of unconsolidated subsidiary	(1,503)	(71)	(1,635)	(143)
Other expense (income), net	735	40	13	372
Income from operations — segment totals	88,786	114,320	176,295	197,583

Add-back of operating expense (income):
Depreciation and amortization expense	59,756	44,936	117,189	84,817
Restructuring and other charges	7,456	—	7,562	—
Severance and related costs	2,750	869	4,572	2,563
Net (income) loss attributable to noncontrolling interest	(3,440)	(1,272)	(7,056)	(1,827)
Interest income from restricted assets	103	163	466	293
Equity-based compensation expense	3,652	1,672	5,937	3,025
Transaction costs	12,939	2,073	18,625	5,173
Adjusted EBITDA	$172,002	$162,761	$323,590	$291,627

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Facility-Based and Post-Acute Care Physician Services	2016	2015	2016	2015
Adjusted EBITDA	$103,842	$105,203	$191,170	182,298
Depreciation and amortization expense	(27,656)	(25,558)	(54,647)	(46,087)
Restructuring and other charges	(7,456)	—	(7,562)	—
Severance and related costs	(1,684)	(808)	(2,287)	(2,032)
Net (income) loss attributable to noncontrolling interest	3,440	1,272	7,056	1,827
Interest income from restricted assets	8	(52)	(244)	(71)
Equity-based compensation expense	(1,939)	(752)	(3,036)	(1,361)
Transaction costs	(2,242)	(1,374)	(5,156)	(4,468)
Income from operations	$66,313	$77,931	$125,294	$130,106

	Three Months Ended June 30,		Six Months Ended June 30,
Healthcare Transportation Services	2016	2015	2016	2015
Adjusted EBITDA	$68,160	$57,558	$132,420	$109,329
Depreciation and amortization expense	(32,100)	(19,378)	(62,542)	(38,730)
Severance and related costs	(1,066)	(61)	(2,285)	(531)
Interest income from restricted assets	(111)	(111)	(222)	(222)
Equity-based compensation expense	(1,713)	(920)	(2,901)	(1,664)
Transaction costs	(10,697)	(699)	(13,469)	(705)
Income from operations	$22,473	$36,389	$51,001	$67,477

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of June 30, 2016

(in thousands, unaudited)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$212,740	$—	$212,745
Insurance collateral	—	58,826	—	58,826
Trade and other accounts receivable, net	—	1,325,665	—	1,325,665
Parts and supplies inventory	—	34,026	—	34,026
Prepaids and other current assets	—	87,887	—	87,887
Total current assets	5	1,719,144	—	1,719,149
Property, plant, and equipment, net	—	380,183	—	380,183
Intangible assets, net	—	1,063,755	—	1,063,755
Goodwill	—	3,351,277	—	3,351,277
Other long-term assets	105	100,044	(105)	100,044
Investment in wholly owned subsidiary	2,030,940	—	(2,030,940)	—
Total assets	$2,031,050	$6,614,403	$(2,031,045)	$6,614,408
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$57,087	$—	$57,087
Accrued liabilities	—	672,722	—	672,722
Current portion of long-term debt and capital lease obligations	—	24,937	—	24,937
Total current liabilities	—	754,746	—	754,746
Long-term debt and capital lease obligations	—	3,057,811	—	3,057,811
Deferred income taxes	—	390,031	(105)	389,926
Insurance reserves	—	251,600	—	251,600
Other long-term liabilities	—	66,383	—	66,383
Total liabilities	—	4,520,571	(105)	4,520,466
Equity:
Common stock	1,872	—	—	1,872
Preferred stock	—	—	—	—
Additional paid-in capital	1,686,302	1,618,328	(1,618,328)	1,686,302
Retained earnings	344,023	413,759	(413,759)	344,023
Accumulated other comprehensive income (loss)	(1,147)	(1,147)	1,147	(1,147)
Total Envision Healthcare Holdings, Inc. equity	2,031,050	2,030,940	(2,030,940)	2,031,050
Noncontrolling interest	—	62,892	—	62,892
Total equity	2,031,050	2,093,832	(2,030,940)	2,093,942
Total liabilities and equity	$2,031,050	$6,614,403	$(2,031,045)	$6,614,408

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of December 31, 2015

(in thousands)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$141,672	$—	$141,677
Insurance collateral	—	68,849	—	68,849
Trade and other accounts receivable, net	—	1,257,021	—	1,257,021
Parts and supplies inventory	—	34,023	—	34,023
Prepaids and other current assets	3,650	96,857	(3,650)	96,857
Total current assets	3,655	1,598,422	(3,650)	1,598,427
Property, plant, and equipment, net	—	335,869	—	335,869
Intangible assets, net	—	1,051,631	—	1,051,631
Goodwill	—	3,271,933	—	3,271,933
Other long-term assets	103	95,712	(103)	95,712
Investment in wholly owned subsidiary	1,963,780	—	(1,963,780)	—
Total assets	$1,967,538	$6,353,567	$(1,967,533)	$6,353,572
Liabilities and Equity
Current liabilities:
Accounts payable	$999	$67,986	$—	$68,985
Accrued liabilities	—	616,095	(3,650)	612,445
Current portion of long-term debt and capital lease obligations	—	24,550	—	24,550
Total current liabilities	999	708,631	(3,650)	705,980
Long-term debt and capital lease obligations	—	2,958,481	—	2,958,481
Deferred income taxes	—	369,213	(103)	369,110
Insurance reserves	—	252,650	—	252,650
Other long-term liabilities	—	65,910	—	65,910
Total liabilities	999	4,354,885	(3,753)	4,352,131
Equity:
Common stock	1,869	—	—	1,869
Preferred stock	—	—	—	—
Additional paid-in capital	1,677,578	1,606,975	(1,606,975)	1,677,578
Retained earnings	288,741	358,454	(358,454)	288,741
Accumulated other comprehensive income (loss)	(1,649)	(1,649)	1,649	(1,649)
Total Envision Healthcare Holdings, Inc. equity	1,966,539	1,963,780	(1,963,780)	1,966,539
Noncontrolling interest	—	34,902	—	34,902
Total equity	1,966,539	1,998,682	(1,963,780)	2,001,441
Total liabilities and equity	$1,967,538	$6,353,567	$(1,967,533)	$6,353,572

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended June 30, 2016
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,641,030	$—	$1,641,030
Compensation and benefits	—	1,144,804	—	1,144,804
Operating expenses	—	263,181	—	263,181
Insurance expense	—	35,454	—	35,454
Selling, general and administrative expenses	—	41,593	—	41,593
Depreciation and amortization expense	—	59,756	—	59,756
Restructuring and other charges	—	7,456	—	7,456
Income (loss) from operations	—	88,786	—	88,786
Interest income from restricted assets	—	103	—	103
Interest expense, net	—	(39,568)	—	(39,568)
Realized gains (losses) on investments	—	(55)	—	(55)
Other income (expense), net	(755)	20	—	(735)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(755)	49,286	—	48,531
Income tax benefit (expense)	293	(18,455)	—	(18,162)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(462)	30,831	—	30,369
Equity in net income (loss) of subsidiary	28,894	—	(28,894)	—
Equity in earnings of unconsolidated subsidiary	—	1,503	—	1,503
Net income (loss)	28,432	32,334	(28,894)	31,872
Less: Net (income) loss attributable to noncontrolling interest	—	(3,440)	—	(3,440)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$28,432	$28,894	$(28,894)	$28,432

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended June 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,354,258	$—	$1,354,258
Compensation and benefits	—	969,458	—	969,458
Operating expenses	—	156,129	—	156,129
Insurance expense	—	38,166	—	38,166
Selling, general and administrative expenses	—	31,249	—	31,249
Depreciation and amortization expense	—	44,936	—	44,936
Income from operations	—	114,320	—	114,320
Interest income from restricted assets	—	163	—	163
Interest expense, net	—	(28,094)	—	(28,094)
Realized gains (losses) on investments	—	(34)	—	(34)
Other income (expense), net	(40)	—	—	(40)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(40)	86,355	—	86,315
Income tax benefit (expense)	15	(32,713)	—	(32,698)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(25)	53,642	—	53,617
Equity in net income (loss) of subsidiary	52,441	—	(52,441)	—
Equity in earnings of unconsolidated subsidiary	—	71	—	71
Net income (loss)	52,416	53,713	(52,441)	53,688
Less: Net (income) loss attributable to noncontrolling interest	—	(1,272)	—	(1,272)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$52,416	$52,441	$(52,441)	$52,416

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Six Months Ended June 30, 2016
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$3,238,576	$—	$3,238,576
Compensation and benefits	—	2,268,677	—	2,268,677
Operating expenses	—	516,396	—	516,396
Insurance expense	—	72,874	—	72,874
Selling, general and administrative expenses	—	79,583	—	79,583
Depreciation and amortization expense	—	117,189	—	117,189
Restructuring and other charges	—	7,562	—	7,562
Income from operations	—	176,295	—	176,295
Interest income from restricted assets	—	466	—	466
Interest expense, net	—	(78,451)	—	(78,451)
Realized gains (losses) on investments	—	(40)	—	(40)
Other income (expense), net	24	(37)	—	(13)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	24	98,233	—	98,257
Income tax benefit (expense)	14	(37,568)	—	(37,554)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	38	60,665	—	60,703
Equity in net income (loss) of subsidiary	55,244	—	(55,244)	—
Equity in earnings of unconsolidated subsidiary	—	1,635	—	1,635
Net income (loss)	55,282	62,300	(55,244)	62,338
Less: Net (income) loss attributable to noncontrolling interest	—	(7,056)	—	(7,056)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$55,282	$55,244	$(55,244)	$55,282

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Six Months Ended June 30, 2015
	EVHC
	(excluding	Corporation and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$2,598,760	$—	$2,598,760
Compensation and benefits	—	1,877,115	—	1,877,115
Operating expenses	—	307,855	—	307,855
Insurance expense	—	73,692	—	73,692
Selling, general and administrative expenses	—	57,698	—	57,698
Depreciation and amortization expense	—	84,817	—	84,817
Income from operations	—	197,583	—	197,583
Interest income from restricted assets	—	293	—	293
Interest expense, net	—	(54,781)	—	(54,781)
Realized gains (losses) on investments	—	(34)	—	(34)
Other income (expense), net	(372)	—	—	(372)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(372)	143,061	—	142,689
Income tax benefit (expense)	144	(55,358)	—	(55,214)
Income before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(228)	87,703	—	87,475
Equity in net income (loss) of subsidiary	86,019	—	(86,019)	—
Equity in earnings of unconsolidated subsidiary	—	143	—	143
Net income (loss)	85,791	87,846	(86,019)	87,618
Less: Net (income) loss attributable to noncontrolling interest	—	(1,827)	—	(1,827)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$85,791	$86,019	$(86,019)	$85,791

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six Months Ended June 30, 2016
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(1,024)	$160,244	$159,220
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(6,808)	(6,808)
Sales and maturities of available-for-sale securities	—	1,448	1,448
Purchase of property, plant and equipment	—	(90,760)	(90,760)
Proceeds from sale of property, plant and equipment	—	42	42
Acquisition of businesses, net of cash received	—	(114,808)	(114,808)
Net change in insurance collateral	—	34,963	34,963
Other investing activities	—	429	429
Net cash provided by (used in) investing activities	—	(175,494)	(175,494)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	235,000	235,000
Repayments of the ABL Facility	—	(130,000)	(130,000)
Repayments of the Term Loan	—	(11,686)	(11,686)
Debt issuance costs	—	(723)	(723)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	1,571	1,571
Excess tax benefits from equity-based compensation	—	1,219	1,219
Contributions from noncontrolling interest, net	—	(8,833)	(8,833)
Other financing activities	—	794	794
Net intercompany borrowings (payments)	1,024	(1,024)	—
Net cash provided by (used in) financing activities	1,024	86,318	87,342
Change in cash and cash equivalents	—	71,068	71,068
Cash and cash equivalents, beginning of period	5	141,672	141,677
Cash and cash equivalents, end of period	$5	$212,740	$212,745

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Six Months Ended June 30, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(231)	$161,153	$160,922
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,067)	(2,067)
Sales and maturities of available-for-sale securities	—	9,209	9,209
Purchase of property, plant and equipment	—	(43,028)	(43,028)
Proceeds from sale of property, plant and equipment	—	352	352
Acquisition of businesses, net of cash received	—	(498,917)	(498,917)
Net change in insurance collateral	—	(5,706)	(5,706)
Other investing activities	—	971	971
Net cash provided by (used in) investing activities	—	(539,186)	(539,186)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	305,000	305,000
Repayments of the ABL Facility	—	(100,000)	(100,000)
Repayments of the Term Loan	—	(6,686)	(6,686)
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	9,350	9,350
Excess tax benefits from equity-based compensation	—	24,476	24,476
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(239)	(239)
Net intercompany borrowings (payments)	231	(231)	—
Net cash provided by (used in) financing activities	231	231,743	231,974
Change in cash and cash equivalents	—	(146,290)	(146,290)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$172,600	$172,605

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

Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our post-acute care physician services business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions, including the acquisition of Rural/ Metro; expected synergies and other financial benefits of the acquisition may not be realized; unanticipated restructuring costs may be incurred or undisclosed liabilities assumed from the acquisition; attempts to retain key personnel and customers from Rural/ Metro may not succeed; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems, management continuity planning or information systems; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations, including our ability to collect accounts receivable, if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; risks associated with the ability to consummate the Mergers between us and AmSurg and the timing of the closing of the Mergers; the ability to successfully integrate our and AmSurg’s operations and employees; the potential impact of the announcement of the Mergers or consummation of the transaction on relationships, including with employees, customers and competitors; and risks related to other factors discussed in this Quarterly Report on Form 10-Q and in the 2015 Form 10-K.

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

Company Overview

We are a leading provider of physician-led, medical services in the United States with more than 52,000 employees and affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital through its Evolution Health business unit. AMR is a leading provider and manager of community-based healthcare transportation services, including emergency (“911”), non-emergency, managed transportation, fire protection services, fixed-wing ambulance and disaster response.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded. With the expansion of the Medicaid program in certain states, we expect cash collections related to the Medicaid payor class to continue to increase over time as those collections are received. The 2015 payor mix as a percentage of cash collections (net revenue) gives effect to currently available information for certain prior year acquisitions.

	Percentage of Cash
	Collections (Net Revenue)
	For the quarter ended
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	25.2%	24.5%	24.7%	25.3%	25.2%	25.4%
Medicaid	9.8	9.7	9.7	9.0	8.7	9.0
Commercial insurance and managed care	40.9	41.7	42.9	44.3	45.8	44.7
Self-pay	2.6	2.5	2.4	2.2	2.4	2.5
Fees	12.6	12.8	11.3	9.8	9.4	9.0
Subsidies	8.9	8.8	9.0	9.4	8.5	9.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Percentage of Total
	Volume
	For the quarter ended
	2016		2015
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	32.5%	33.1%	31.4%	31.1%	31.8%	31.8%
Medicaid	26.0	25.2	25.2	23.9	24.8	24.3
Commercial insurance and managed care	27.1	27.5	28.9	30.3	29.1	29.2
Self-pay	14.4	14.2	14.5	14.7	14.3	14.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2016, approximately 65% was derived from our hospital contracts for emergency department staffing, 12% from our hospitalist/inpatient services, 11% from our post-acute care services, 6% from contracts related to anesthesiology services, 4% from our locum tenens services, 1% from our radiology/tele-radiology services, 1% from our surgery services, and less than 1% from other hospital management services. Approximately 79% of EmCare’s net revenue was generated from billings to third-party payors and patients for patient encounters and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

•

Patient encounters. We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. Excluded from our patient encounter data are encounters from our post-acute care services. We segregate patient encounters into four main categories—emergency department visits, hospitalist encounters, radiology reads, and anesthesiology cases—due to the differences in reimbursement rates for and associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs. In calculating “weighted patient encounters,” each radiology read and anesthesiology case is not counted as a full patient encounter as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

•

Number of contracts. This reflects the number of contractual relationships we have for emergency department staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.
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

•

Professional liability costs. These costs include provisions for estimated losses for actual claims and claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

EmCare’s business is not as capital intensive as AMR’s and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

Approximately 79% of AMR’s net revenue for the six months ended June 30, 2016, was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. AMR’s measures for transport net revenue include:

•

Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and to measure certain costs of the business. Excluded from our transport data are transports which are brokered through our managed transportation business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other inter-facility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers by category in an effort to better measure net revenue and costs. In calculating “weighted transports,” each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

•

Accident and insurance claims. We monitor the number and magnitude of all accident and insurance claims in order to measure the effectiveness of our risk management programs. Depending on the type of claim (workers-compensation, auto, general or professional liability), we monitor our performance by utilizing various bases of measurement, such as net revenue, miles driven, number of vehicles operated, compensation dollars, and number of transports.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 7.4% and 7.1% of AMR’s operating expenses for the three and six months ended June 30, 2016, respectively, as compared to 9.2% and 8.6% for the corresponding periods in 2015, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s 2015 Form 10-K. As of June 30, 2016, there were no significant changes in our critical accounting policies or estimation procedures.

Non-GAAP Measures

Adjusted EBITDA is defined as net income (loss) before equity in earnings of unconsolidated subsidiary, income tax benefit (expense), loss on early debt extinguishment, other income (expense), net, realized gains (losses) on investments, interest expense, net, equity-based compensation expense, transaction costs related to acquisition activity, related party management fees, restructuring and other charges, severance and related costs, adjustment to net (income) loss attributable to noncontrolling interest due to deferred income taxes, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a measure of financial performance, and is used by management solely as a performance measure. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The Company’s reportable operating segment results were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,050,609	$929,068	$2,063,457	$1,754,176
Income from operations	66,313	77,931	125,294	130,106
Adjusted EBITDA	103,842	105,203	191,170	182,298
Healthcare Transportation Services
Net revenue	$590,421	$425,190	$1,175,119	$844,584
Income from operations	22,473	36,389	51,001	67,477
Adjusted EBITDA	68,160	57,558	132,420	109,329
Segment Totals
Net revenue	$1,641,030	$1,354,258	$3,238,576	$2,598,760
Income from operations	88,786	114,320	176,295	197,583
Adjusted EBITDA	172,002	162,761	323,590	291,627

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31,872	$53,688	$62,338	$87,618
Add-back of non-operating expense (income):
Interest expense, net	39,568	28,094	78,451	54,781
Income tax expense (benefit)	18,162	32,698	37,554	55,214
Realized losses (gains) on investments	55	34	40	34
Interest income from restricted assets	(103)	(163)	(466)	(293)
Equity in earnings of unconsolidated subsidiary	(1,503)	(71)	(1,635)	(143)
Other expense (income), net	735	40	13	372
Income from operations — segment totals	88,786	114,320	176,295	197,583

Add-back of operating expense (income):
Depreciation and amortization expense	59,756	44,936	117,189	84,817
Restructuring and other charges	7,456	—	7,562	—
Severance and related costs	2,750	869	4,572	2,563
Net (income) loss attributable to noncontrolling interest	(3,440)	(1,272)	(7,056)	(1,827)
Interest income from restricted assets	103	163	466	293
Equity-based compensation expense	3,652	1,672	5,937	3,025
Transaction costs	12,939	2,073	18,625	5,173
Adjusted EBITDA	$172,002	$162,761	$323,590	$291,627

	Three Months Ended June 30,		Six Months Ended June 30,
Facility-Based and Post-Acute Care Physician Services	2016	2015	2016	2015
Adjusted EBITDA	$103,842	$105,203	$191,170	182,298
Depreciation and amortization expense	(27,656)	(25,558)	(54,647)	(46,087)
Restructuring and other charges	(7,456)	—	(7,562)	—
Severance and related costs	(1,684)	(808)	(2,287)	(2,032)
Net (income) loss attributable to noncontrolling interest	3,440	1,272	7,056	1,827
Interest income from restricted assets	8	(52)	(244)	(71)
Equity-based compensation expense	(1,939)	(752)	(3,036)	(1,361)
Transaction costs	(2,242)	(1,374)	(5,156)	(4,468)
Income from operations	$66,313	$77,931	$125,294	$130,106

	Three Months Ended June 30,		Six Months Ended June 30,
Healthcare Transportation Services	2016	2015	2016	2015
Adjusted EBITDA	$68,160	$57,558	$132,420	$109,329
Depreciation and amortization expense	(32,100)	(19,378)	(62,542)	(38,730)
Severance and related costs	(1,066)	(61)	(2,285)	(531)
Interest income from restricted assets	(111)	(111)	(222)	(222)
Equity-based compensation expense	(1,713)	(920)	(2,901)	(1,664)
Transaction costs	(10,697)	(699)	(13,469)	(705)
Income from operations	$22,473	$36,389	$51,001	$67,477

Results of Operations

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 for the Company and our two reportable operating segments.

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,641,030	100.0%	$1,354,258	100.0%
Compensation and benefits	1,144,804	69.8	969,458	71.6
Operating expenses	263,181	16.0	156,129	11.6
Insurance expense	35,454	2.2	38,166	2.8
Selling, general and administrative expenses	41,593	2.5	31,249	2.3
Depreciation and amortization expense	59,756	3.6	44,936	3.3
Restructuring and other charges	7,456	0.5	—	—
Income from operations	88,786	5.4	114,320	8.4
Interest income from restricted assets	103	0.0	163	0.0
Interest expense, net	(39,568)	(2.4)	(28,094)	(2.0)
Realized gains (losses) on investments	(55)	(0.0)	(34)	(0.0)
Other income (expense), net	(735)	(0.1)	(40)	(0.0)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	48,531	2.9	86,315	6.4
Income tax benefit (expense)	(18,162)	(1.1)	(32,698)	(2.4)
Income (loss) before equity in earnings of unconsolidated subsidiary	30,369	1.8	53,617	4.0
Equity in earnings of unconsolidated subsidiary	1,503	0.1	71	0.0
Net income (loss)	31,872	1.9	53,688	4.0
Less: Net (income) loss attributable to noncontrolling interest	(3,440)	(0.2)	(1,272)	(0.1)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$28,432	1.7%	$52,416	3.9%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Six Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$3,238,576	100.0%	$2,598,760	100.0%
Compensation and benefits	2,268,677	70.1	1,877,115	72.2
Operating expenses	516,396	15.9	307,855	11.8
Insurance expense	72,874	2.3	73,692	2.8
Selling, general and administrative expenses	79,583	2.5	57,698	2.2
Depreciation and amortization expense	117,189	3.6	84,817	3.4
Restructuring and other charges	7,562	0.2	—	—
Income from operations	176,295	5.4	197,583	7.6
Interest income from restricted assets	466	0.0	293	0.0
Interest expense, net	(78,451)	(2.4)	(54,781)	(2.1)
Realized gains (losses) on investments	(40)	(0.0)	(34)	(0.0)
Other income (expense), net	(13)	(0.0)	(372)	(0.0)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	98,257	3.0	142,689	5.5
Income tax benefit (expense)	(37,554)	(1.2)	(55,214)	(2.1)
Income (loss) before equity in earnings of unconsolidated subsidiary	60,703	1.8	87,475	3.4
Equity in earnings of unconsolidated subsidiary	1,635	0.1	143	0.0
Net income (loss)	62,338	1.9	87,618	3.4
Less: Net (income) loss attributable to noncontrolling interest	(7,056)	(0.2)	(1,827)	(0.1)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$55,282	1.7%	$85,791	3.3%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,050,609	100.0%	$929,068	100.0%
Compensation and benefits	814,844	77.6	741,035	79.8
Operating expenses	92,130	8.8	40,215	4.3
Insurance expense	19,511	1.8	25,793	2.8
Selling, general and administrative expenses	22,699	2.2	18,536	2.0
Depreciation and amortization expense	27,656	2.6	25,558	2.7
Restructuring and other charges	7,456	0.7	—	—
Income from operations	$66,313	6.3%	$77,931	8.4%

	Six Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$2,063,457	100.0%	$1,754,176	100.0%
Compensation and benefits	1,604,508	77.8	1,417,336	80.8
Operating expenses	185,474	9.0	78,221	4.5
Insurance expense	41,995	2.0	49,134	2.8
Selling, general and administrative expenses	43,977	2.1	33,292	1.9
Depreciation and amortization expense	54,647	2.6	46,087	2.6
Restructuring and other charges	7,562	0.4	—	—
Income from operations	$125,294	6.1%	$130,106	7.4%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$590,421	100.0%	$425,190	100.0%
Compensation and benefits	329,960	55.9	228,423	53.7
Operating expenses	171,051	29.0	115,914	27.3
Insurance expense	15,943	2.7	12,373	2.9
Selling, general and administrative expenses	18,894	3.2	12,713	3.0
Depreciation and amortization expense	32,100	5.4	19,378	4.5
Restructuring and other charges	—	—	—	—
Income from operations	$22,473	3.8%	$36,389	8.6%

	Six Months Ended June 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,175,119	100.0%	$844,584	100.0%
Compensation and benefits	664,169	56.5	459,779	54.4
Operating expenses	330,922	28.2	229,634	27.2
Insurance expense	30,879	2.6	24,558	2.9
Selling, general and administrative expenses	35,606	3.1	24,406	2.9
Depreciation and amortization expense	62,542	5.3	38,730	4.6
Restructuring and other charges	—	—	—	—
Income from operations	$51,001	4.3%	$67,477	8.0%

Three months ended June 30, 2016, compared to the Three months ended June 30, 2015

Consolidated

Our results for the three months ended June 30, 2016, reflect an increase in net revenue of $286.8 million and a decrease in net income of $21.8 million compared to the three months ended June 30, 2015. The decrease in net income was attributable primarily to increased acquisition-related depreciation and amortization expense, interest expense on the additional $1.0 billion of term loans borrowed during the fourth quarter of 2015, restructuring charges related to the efforts to enhance EmCare’s operational efficiency, and transaction costs largely related to the integration of the Rural/ Metro acquisition.

Net revenue. For the three months ended June 30, 2016, we generated net revenue of $1,641.0 million compared to $1,354.3 million for the three months ended June 30, 2015, an increase of 21.2%. The increase was attributable primarily to an increase in net revenue from acquisitions of 16.7%, combined with net revenue growth at existing contracts of 4.5%.

Adjusted EBITDA. For the three months ended June 30, 2016, Adjusted EBITDA was $172.0 million, or 10.5% of net revenue, compared to $162.8 million, or 12.0% of net revenue, for the three months ended June 30, 2015. Adjusted EBITDA margin was primarily impacted by increased operating expense related to the initial phase of the Florida health plan contract at Evolution Health and the results of Rural/ Metro. During the three months ended June 30, 2016, staffing levels were increased to improve compliance with response-time commitments within certain Rural/Metro markets.

Restructuring and other charges. For the three months ended June 30, 2016, restructuring and other charges was $7.6 million related to the efforts to enhance EmCare’s operational efficiency. There were no restructuring and other charges for the three months ended June 30, 2015.

Interest expense, net. For the three months ended June 30, 2016, interest expense was $39.6 million compared to $28.1 million for the three months ended June 30, 2015. The increase was primarily attributable to the $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Other income (expense), net. For the three months ended June 30, 2016, other income (expense), net was $0.7 million of expense compared to less than $0.1 million of expense for the three months ended June 30, 2015.

Income tax benefit (expense). For the three months ended June 30, 2016, income tax expense was $18.2 million compared to income tax expense of $32.7 million for the three months ended June 30, 2015.  Our effective tax rate was 37.4% and 37.9% for the three months ended June 30, 2016 and 2015, respectively.

EmCare

Net revenue. For the three months ended June 30, 2016, EmCare generated net revenue of $1,050.6 million compared to $929.1 million for the three months ended June 30, 2015, an increase of $121.5 million, or 13.1%. The increase was due to acquisition growth, net revenue growth at existing contracts, and the Florida health plan contract at Evolution Health, which commenced in the fourth quarter of 2015.

Net revenue from recent acquisitions increased by $78.9 million during the three months ended June 30, 2016. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $42.3 million, or 5.3%, for the three months ended June 30, 2016. The change was due to a 4.4% increase in revenue per weighted patient encounter. Rate grew by 2.3% from hospital-based services, driven primarily by an increase in anesthesia yield, and a positive rate impact of 2.1% from Evolution Health. Patient volume from hospital-based services grew by 0.9%.

Net new contracts since June 30, 2015 accounted for a net revenue increase of $0.3 million for the three months ended June 30, 2016, consisting of a net increase of $6.9 million from net new contracts added in 2016, principally offset by a decrease of $6.6 million from net new contracts added in 2015 driven by the exit of certain unprofitable contracts and the restructuring of an EmCare contract to a master services agreement.

Compensation and benefits. For the three months ended June 30, 2016, compensation and benefits costs were $814.8 million, or 77.6% of net revenue, compared to $741.0 million, or 79.8% of net revenue, for the three months ended June 30, 2015. As a percentage of net revenue, the decrease primarily relates to Evolution Health’s Florida health plan contract. Under this contract, we are responsible for the cost of patient care, the majority of which is included within operating expenses. Provider compensation costs increased $18.5 million from net new contract additions and acquisitions and $26.9 million from same store contracts. Non-provider compensation and total benefits costs increased by $28.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily to costs from acquisition growth.

Operating expenses. For the three months ended June 30, 2016, operating expenses were $92.1 million, or 8.8% of net revenue, compared to $40.2 million, or 4.3% of net revenue, for the three months ended June 30, 2015. The increase was due primarily to operating expenses from Evolution Health’s Florida health plan contract, which commenced in the fourth quarter of 2015.

Insurance expense. For the three months ended June 30, 2016, professional liability insurance expense was $19.5 million, or 1.8% of net revenue, compared to $25.8 million, or 2.8% of net revenue, for the three months ended June 30, 2015. We recorded a decrease of prior year insurance provisions of $4.1 million during the three months ended June 30, 2016 compared to an increase of $0.6 million for the three months ended June 30, 2015.

Selling, general and administrative. For the three months ended June 30, 2016, selling, general, and administrative expense was $22.7 million, or 2.2% of net revenue, compared to $18.5 million, or 2.0% of net revenue, for the three months ended June 30, 2015. The increase was due primarily to acquisitions.

Depreciation and amortization. For the three months ended June 30, 2016, depreciation and amortization expense was $27.7 million, or 2.6% of net revenue, compared to $25.6 million, or 2.7% of net revenue, for the three months ended June 30, 2015. The increase was due to amortization of acquired intangible assets.

AMR

Net revenue. For the three months ended June 30, 2016, AMR generated net revenue of $590.4 million compared to $425.2 million for the three months ended June 30, 2015, representing an increase of $165.2 million, or 38.9%. The increase in net revenue was due primarily to recent acquisition growth of $147.6 million, or 34.7%, combined with existing market growth of $11.0 million, or 2.6%, and net new market growth of $6.6 million, or 1.6%.

Weighted transports increased 343,600 from the period last year. The change was due to an increase of 328,400 weighted transports from recent acquisitions and our entry into new markets and an increase of 2.6%, or 21,300 weighted transports, in existing markets, offset by a decrease of 6,100 weighted transports from exited markets. From a volume perspective, net revenue increased by $175.9 million from increased weighted transport volume attributable to recent acquisitions and our entry into new markets, offset by a decrease of $10.7 million in net revenue per weighted transport.

Compensation and benefits. For the three months ended June 30, 2016, compensation and benefits costs were $330.0 million, or 55.9% of net revenue, compared to $228.4 million, or 53.7% of net revenue, for the three months ended June 30, 2015. The increase in expense was primarily due to additional compensation and benefits costs from recent acquisitions and our entry into new markets. Ambulance crew wages per ambulance unit hour increased by approximately 1.1%, equating to a total increase of $2.2 million, and ambulance unit hours increased period over period by 44.6%, or $61.1 million due to staffing level increases necessary to improve compliance with response-time commitments within certain Rural/Metro markets. Non-crew compensation increased period over period by $18.9 million primarily due to increased costs from recent acquisitions. Total benefits related costs increased $18.9 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $0.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Operating expenses. For the three months ended June 30, 2016, operating expenses were $171.1 million, or 29.0% of net revenue, compared to $115.9 million, or 27.3% of net revenue, for the three months ended June 30, 2015. The change was due primarily to increased costs of $36.8 million associated with recent acquisitions and net new markets, increased transaction costs largely related to the Rural/ Metro acquisition of $10.0 million and increased other miscellaneous net operating costs of $8.4 million.

Insurance expense. For the three months ended June 30, 2016, insurance expense was $15.9 million, or 2.7% of net revenue, compared to $12.4 million, or 2.9% of net revenue, for the three months ended June 30, 2015. We recorded an increase of prior year insurance provisions of $1.5 million during the three months ended June 30, 2016 compared to an increase of $0.9 million during the three months ended June 30, 2015.

Selling, general and administrative. For the three months ended June 30, 2016, selling, general, and administrative expense was $18.9 million, or 3.2% of net revenue, compared to $12.7 million, or 3.0% of net revenue, for the three months ended June 30, 2015. The increase was primarily due to additional costs from our entry into new markets and recent acquisitions.

Depreciation and amortization. For the three months ended June 30, 2016, depreciation and amortization expense was $32.1 million, or 5.4% of net revenue, compared to $19.4 million, or 4.5% of net revenue, for the three months ended June 30, 2016. The increase was primarily due to recent acquisitions.

Six months ended June 30, 2016, compared to the Six months ended June 30, 2015

Consolidated

Our results for the six months ended June 30, 2016, reflect an increase in net revenue of $639.8 million and a decrease in net income of $25.3 million compared to the six months ended June 30, 2015. The decrease in net income was attributable primarily to acquisition-related depreciation and amortization expense, interest expense on the additional $1.0 billion of term loans borrowed during the fourth quarter of 2015, restructuring charges related to the efforts to enhance EmCare’s operational efficiency, and transaction costs largely related to the integration of the Rural/ Metro acquisition.

Net revenue. For the six months ended June 30, 2016, we generated net revenue of $3,238.6 million compared to $2,598.8 million for the six months ended June 30, 2015, an increase of 24.6%. The increase was attributable primarily to higher volume from net new contracts and acquisitions of 19.6%, combined with net revenue growth at existing contracts of 5.0%.

Adjusted EBITDA. For the six months ended June 30, 2016, Adjusted EBITDA was $323.6 million, or 10.0% of net revenue, compared to $291.6 million, or 11.2% of net revenue, for the six months ended June 30, 2015. Adjusted EBITDA margin was primarily impacted by increased operating expense related to the initial phase of the Florida health plan contract at Evolution Health and results of Rural/ Metro. During the six months ended June 30, 2016, staffing levels were increased to improve compliance with response-time commitments within certain Rural/Metro markets.

Restructuring and other charges. For the six months ended June 30, 2016, restructuring and other charges was $7.6 million related to the efforts to enhance EmCare’s operational efficiency. There were no restructuring and other charges for the six months ended June 30, 2015.

Interest expense, net. For the six months ended June 30, 2016, interest expense was $78.5 million compared to $54.8 million for the six months ended June 30, 2015. The increase was primarily attributable to the $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Other income (expense), net. For the six months ended June 30, 2016, other income (expense), net, was less than $0.1 million of expense compared to $0.4 million of expense for the six months ended June 30, 2015.

Income tax benefit (expense). For the six months ended June 30, 2016, income tax expense was $37.6 million compared to income tax expense of $55.2 million for the six months ended June 30, 2015.  Our effective tax rate was 38.2% and 38.7% for the six months ended June 30, 2016 and 2015, respectively.

EmCare

Net revenue. For the six months ended June 30, 2016, EmCare generated net revenue of $2,063.5 million compared to $1,754.2 million for the six months ended June 30, 2015, an increase of $309.3 million, or 17.6%. The increase was due to acquisition growth, net revenue growth at existing contracts, the Florida health plan contract at Evolution Health, and a higher number of patient encounters from net new contracts.

Net revenue from recent acquisitions increased $207.5 million during the six months ended June 30, 2016. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $92.5 million, or 7.2%, for the six months ended June 30, 2016. The change was due to a 3.2% increase in revenue per weighted patient encounter.  Rate grew by 0.8% from hospital-based services, driven primarily by an increase in anesthesia yield, and a positive rate impact of 2.4% from Evolution Health. Patient volume from hospital-based services grew by 4.0%.

Net new contracts since June 30, 2015 accounted for a net revenue increase of $9.3 million for the six months ended June 30, 2016, of which there was a net increase of $15.2 million from net new contracts added in 2016, partially offset by a decrease of $5.9 million from net new contracts added in 2015 driven by the exit of certain unprofitable contracts and the restructuring of an EmCare contract to a master services agreement.

Compensation and benefits. For the six months ended June 30, 2016, compensation and benefits costs were $1,604.5 million, or 77.8% of net revenue, compared to $1,417.3 million, or 80.8% of net revenue, for the six months ended June 30, 2015. As a percentage of net revenue, the decrease primarily relates to Evolution Health’s Florida health plan contract. Under this contract, we are responsible for the cost of patient care, the majority of which is included within operating expenses. Provider compensation costs increased $69.6 million from net new contract additions and acquisitions and $42.1 million from same store contracts. Non-provider compensation and total benefits costs increased by $75.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to costs from acquisition growth.

Operating expenses. For the six months ended June 30, 2016, operating expenses were $185.5 million, or 9.0% of net revenue, compared to $78.2 million, or 4.5% of net revenue, for the six months ended June 30, 2015. The increase was due primarily to operating expenses from Evolution Health’s Florida health plan contract, which commenced in the fourth quarter of 2015.

Insurance expense. For the six months ended June 30, 2016, professional liability insurance expense was $42.0 million, or 2.0% of net revenue, compared to $49.1 million, or 2.8% of net revenue, for the six months ended June 30, 2015. We recorded a decrease of prior year insurance provisions of $4.3 million during the six months ended June 30, 2016 compared to an increase of $2.9 million for the six months ended June 30, 2015.

Selling, general and administrative. For the six months ended June 30, 2016, selling, general, and administrative expense was $44.0 million, or 2.1% of net revenue, compared to $33.3 million, or 1.9% of net revenue, for the six months ended June 30, 2015. The increase was due primarily to acquisitions.

Depreciation and amortization. For the six months ended June 30, 2016, depreciation and amortization expense was $54.6 million, or 2.6% of net revenue, compared to $46.1 million, or 2.6% of net revenue, for the six months ended June 30, 2015. The increase was due to amortization of acquired intangible assets.

AMR

Net revenue. For the six months ended June 30, 2016, AMR generated net revenue of $1,175.1 million compared to $844.6 million for the six months ended June 30, 2015, representing an increase of $330.5 million, or 39.1%. The increase in net revenue was due primarily to recent acquisition growth of $302.3 million, or 35.8%, combined with existing market growth of $18.6 million, or 2.2%, and net new market growth of $9.6 million, or 1.1%.

Weighted transports increased 704,100 from the period last year. The change was due to an increase of 669,600 weighted transports from recent acquisitions and our entry into new markets and an increase of 3.1%, or 50,000 weighted transports, in existing markets, offset by a decrease of 15,500 weighted transports from exited markets. From a volume perspective, net revenue increased $359.3 million from increased weighted transport volume attributable to recent acquisitions and our entry into new markets, offset by a decrease of $28.8 million in net revenue per weighted transport.

Compensation and benefits. For the six months ended June 30, 2016, compensation and benefits costs were $664.2 million, or 56.5% of net revenue, compared to $459.8 million, or 54.4% of net revenue, for the six months ended June 30, 2015. The increase in expense was primarily due to additional compensation and benefits costs from recent acquisitions and new markets. Ambulance crew wages per ambulance unit hour increased by approximately 1.3%, equating to a total increase of $5.1 million, and ambulance unit hours increased period over period by 45.4%, or $123.0 million due to staffing level increases necessary to improve compliance with response-time commitments within certain Rural/Metro markets. Non-crew compensation increased period over period by $37.8 million primarily due to increased costs from recent acquisitions. Total benefits related costs increased $37.4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $1.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating expenses. For the six months ended June 30, 2016, operating expenses were $330.9 million, or 28.2% of net revenue, compared to $229.6 million, or 27.2% of net revenue, for the six months ended June 30, 2015. The change was due primarily to increased costs of $75.5 million associated with recent acquisitions and net new markets, increased transaction costs of $13.4 million, largely related to the integration of the Rural/ Metro acquisition, increased costs of $3.9 million associated with our existing managed transportation business and increased other miscellaneous net operating costs of $8.5 million.

Insurance expense. For the six months ended June 30, 2016, insurance expense was $30.9 million, or 2.6% of net revenue, compared to $24.6 million, or 2.9% of net revenue, for the six months ended June 30, 2015. We recorded an increase of prior year insurance provisions of $2.6 million during the six months ended June 30, 2016 compared to an increase of $1.1 million during the six months ended June 30, 2015.

Selling, general and administrative. For the six months ended June 30, 2016, selling, general, and administrative expense was $35.6 million, or 3.1% of net revenue, compared to $24.4 million, or 2.9% of net revenue, for the six months ended June 30, 2015. The increase was primarily due to additional costs from our entry into new markets and recent acquisitions.

Depreciation and amortization. For the six months ended June 30, 2016, depreciation and amortization expense was $62.5 million, or 5.3% of net revenue, compared to $38.7 million, or 4.6% of net revenue, for the six months ended June 30, 2016. The increase was primarily due to recent acquisitions.

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

As of June 30, 2016, we had total indebtedness, including capital leases, of $3,123.8 million, including $750.0 million of the 2022 Notes, $2,264.5 million of borrowings under the Term Loan Facility, $105.0 million of borrowings under our ABL Facility, which provides for up to $550 million of senior secured first priority borrowings, and approximately $4.3 million of other long-term indebtedness.

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants, including limitations on our ability to make restricted payments. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration. As of June 30, 2016, the Company had not repurchased any shares under its share repurchase program. The Merger Agreement contains certain interim covenants that restrict the Company’s business conduct prior to the completion of the Mergers without AmSurg’s consent, including the Company’s ability to repurchase shares of its common stock.

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

Debt Commitment Letter

On June 15, 2016, in connection with the Mergers, Corporation and AmSurg entered into a debt commitment letter (the “Commitment Letter”) with certain lenders. The lenders committed to provide (i) Corporation and AmSurg a term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of up to $5.3 billion, maturing seven years from the closing date of the Mergers and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion (the “New ABL Facility” and together with the New Term Loan Facility, the “New Credit Facilities”) maturing five years from the closing date of the Mergers. On July 25, 2016, pursuant to an amendment, Corporation received a change of control waiver under its existing term loan credit facility, pursuant to which the New Term Loan Facility will be structured as an incremental credit facility under the Term Loan Credit Agreement. The New ABL Facility may be structured as a new credit agreement or, if Corporation receives a change of control under its existing asset-based revolving credit facility, as an incremental facility under the ABL Credit Agreement.

The Commitment Letter contemplates that if Corporation is successful in obtaining change in control waivers under either the Term Loan Credit Agreement or ABL Credit Agreement, the commitments to provide the New Credit Facilities will be reduced by the amount of any indebtedness outstanding under the existing senior secured credit facilities. As a result of the change of control waiver that Corporation received under its Term Loan Credit Agreement, the lenders’ commitments to provide the New Term Loan Facility were reduced by the amount of indebtedness outstanding under the existing Term Loan Facility, which was $2,264.5 million as of June 30, 2016. After giving effect to such reduction, the lenders’ remaining commitment to provide Corporation and AmSurg with a term loan facility is $3.04 billion.

Proceeds of the New Credit Facilities will be used, among other things, to refinance portions of Corporation’s and Amsurg’s outstanding debt and to fund expenses incurred in connection with the Mergers. The New Credit Facilities will be guaranteed by various subsidiaries of Corporation and AmSurg. The funding of the New Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions.

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

ABL Facility

Corporation’s ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of June 30, 2016. The ABL Facility is available to fund working capital and for general corporate purposes. As of June 30, 2016, we had available borrowing capacity of $310.2 million and $134.8 million of letters of credit issued, which impact the available credit under the ABL Facility.

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

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$159,220	$160,922
Investing activities	(175,494)	(539,186)
Financing activities	87,342	231,974

Operating activities. Net cash provided by operating activities was $159.2 million for the six months ended June 30, 2016, compared to $160.9 million for the six months ended June 30, 2015. Operating cash flows for the six months ended June 30, 2016, include payments made in the second quarter of $26.0 million comprised of $6.5 million related to restructuring costs and $19.5 million related to pre-acquisition payroll accruals (the “2016 Payments”). Cash flow from operating activities for the six months ended June 30, 2016, excluding the 2016 Payments, represents an increase of $24.3 million in net cash provided by operating activities relating primarily to acquisition-related and organic growth and working capital improvement, including better cash collections of our outstanding accounts receivable.

Accounts receivable increased $32.2 million and $37.8 million during the six months ended June 30, 2016 and 2015, respectively. Days sales outstanding (“DSO”) decreased four days during the six months ended June 30, 2016.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter, and dividing that result into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total, excluding the impact of acquisitions, completed within the specific quarter:

	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
EmCare	75	77	79	79	76	80
AMR	70	69	71	70	67	68
Company	73	74	77	76	73	76

Investing activities. Net cash used in investing activities was $175.5 million for the six months ended June 30, 2016, compared to $539.2 million for the six months ended June 30, 2015. The decrease was primarily related to the decrease in cash outflow for acquisitions of $384.1 million.

Financing activities. Net cash provided by financing activities was $87.3 million for the six months ended June 30, 2016, compared to $232.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, we borrowed $235.0 million under our ABL Facility to fund acquisitions, offset by our partial repayment of $130.0 million. Additionally, we received $1.6 million in proceeds from the exercise of stock options during the six months ended June 30, 2016. For the six months ended June 30, 2015, we borrowed $305.0 million under our ABL Facility to fund acquisitions, offset by our partial repayment of $100.0 million. Additionally, we received $9.4 million in proceeds from the exercise of stock options during the six months ended June 30, 2015.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2016, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 1.2 million gallons during the periods hedged through December 2016.

As of June 30, 2016, we had $3,119.9 million of debt, excluding capital leases, of which $2,369.5 million was variable rate debt under our senior secured credit facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $23.7 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of June 30, 2016, the fair value of our available-for-sale securities was $46.5 million, inclusive of $17.7 million of debt and equity securities collateralizing the Rural/ Metro pension plan. Had the market price of such securities been 10% lower as of June 30, 2016, the aggregate fair value of such securities would have been $4.7 million lower.

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

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 12 to the accompanying unaudited consolidated financial statements included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016; other than as set forth below.

Risks Related to the Company’s Proposed Merger with AmSurg

Our stockholders cannot be sure of the value of the merger consideration they will receive in the Mergers.

Our stockholders will receive a fixed number of shares of New Amethyst common stock in the Mergers rather than a number of shares of New Amethyst common stock with a particular fixed market value. The market value of our common stock at the time of the Mergers may vary significantly from its price on the date the Merger Agreement was executed, the date of this Quarterly Report on Form 10-Q or the date on which our stockholders vote on the Mergers. Because the merger consideration exchange ratio will not be adjusted to reflect any changes in the market price of our common stock, the market value of the New Amethyst common stock issued in the Mergers, and our common stock surrendered in the Mergers may be higher or lower than the values of those shares on earlier dates. All of the merger consideration to be received by our stockholders will be New Amethyst common stock. Accordingly, at the time of the special meetings, our stockholders will not know or be able to determine the value of the New Amethyst common stock they will receive upon completion of the Mergers.

Changes in the market prices of our common stock may result from a variety of factors that are beyond our control, including changes in our businesses, operations and prospects, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the Mergers, the likelihood that the Mergers will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of our common stock. Changes in market prices of our common stock may also be caused by fluctuations and developments affecting domestic and global securities markets. We are not permitted to terminate the Merger Agreement solely because of changes in the market prices of our common stock.

In addition, the market values of our common stock may vary from the date of the special meeting to the date of the completion of the Mergers. You are urged to obtain up-to-date prices for our common stock. There is no assurance that the Mergers will be completed, that there will not be a delay in the completion of the Mergers or that all or any of the anticipated benefits of the Mergers will be obtained.

AmSurg and Envision Healthcare may be unable to obtain the regulatory approvals required to complete the Mergers or, in order to do so, AmSurg and Envision Healthcare may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Mergers are completed or cause them to abandon the Mergers. Failure to complete the Mergers could negatively affect the future business and financial results of AmSurg and Envision Healthcare.

Completion of the Mergers is contingent upon, among other things, the receipt of regulatory approvals and the termination or expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). AmSurg and Envision Healthcare can provide no assurances that the transaction will not be challenged, and that all required regulatory authorizations, approvals or consents will be obtained or that the authorizations, approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Mergers.

Under the provisions of the HSR Act, the Mergers may not be completed until notification and report forms have been filed with the Antitrust Division of the DOJ and the FTC and the expiration of a 30-calendar-day waiting period or the early termination of such waiting period, following the parties’ filing of their respective notification and report forms. If the Antitrust Division of the DOJ or the FTC issues a Request for Additional Information and Documentary Material prior to the expiration of the waiting period, the parties must observe an additional 30-calendar-day waiting period, which would begin to run only after both parties have substantially complied with the request for information, unless the waiting period is terminated earlier. Each of AmSurg and Envision Healthcare have filed their required notification and report forms under the HSR Act with respect to the Mergers. The review period could be terminated by the reviewing antitrust authority or extended by a Request for Additional Information and Documentary Material. Although AmSurg and Envision Healthcare believe that the transactions do not raise substantial regulatory concerns and that all requisite regulatory approvals will be obtained on a timely basis, AmSurg and Envision Healthcare cannot be certain of when, if or under what conditions these approvals will be obtained. Even after the waiting period under the antitrust laws and even after the completion of the Mergers, governmental authorities could seek to block or challenge the Mergers.

In addition, private parties who may be adversely affected by the Mergers and individual states may bring legal actions under the antitrust laws in certain circumstances. AmSurg and Envision Healthcare may not prevail and may incur significant costs in settling or defending any action under the antitrust laws. Although the parties believe the completion of the Mergers will not likely be prevented by antitrust laws, there can be no assurances that a challenge to the Mergers on antitrust grounds will not be made or, if a challenge is made, what the result will be. Under the Merger Agreement, AmSurg and Envision Healthcare have agreed to use their reasonable best efforts to obtain all regulatory clearances necessary to complete the Mergers as promptly as reasonably practicable. In addition, in order to complete the Mergers, AmSurg and Envision Healthcare may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory bodies and such conditions, terms, obligations or restrictions may have the effect of delaying completion of the Mergers, imposing additional material costs on or materially limiting the revenues of New Amethyst after the completion of the Mergers, or otherwise reducing the anticipated benefits to New Amethyst of the Mergers. In addition, such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Mergers.

The Mergers are subject to certain conditions and if these conditions are not satisfied or waived, the Mergers may not be completed.

The obligations of AmSurg and Envision Healthcare to complete the Mergers are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including: (a) the receipt of AmSurg shareholder and Envision Healthcare stockholder approval; (b) the approval for listing by the NYSE of the New Amethyst common stock to be issued as consideration in the Mergers (subject to official notice of issuance); (c) the expiration or termination of the HSR Act waiting period; (d) the Registration Statement on Form S-4 having been declared effective by the SEC prior to the mailing of the joint proxy statement/prospectus and the SEC not having issued any stop order suspending the effectiveness of the Registration Statement on Form S-4 or initiated or threatened any proceedings seeking such a stop order; (e) the absence of any law or order from any court or governmental entity preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement; and (f) other customary conditions for a transaction of this type.

Shareholder litigation against AmSurg and Envision Healthcare could result in an injunction preventing completion of the Mergers, the payment of damages in the event the Mergers are completed and/or an adverse effect on the combined company’s business, financial condition or results of operations following the Mergers.

On July 15, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action lawsuit against the members of the Envision Healthcare Board and Barclays Bank PLC (“Barclays Bank”) in the Court of Chancery of the State of Delaware. The case is captioned Anderson v. Sanger et al., C.A.No. 12561-CB (Del. Ch.).  The lawsuit alleges that the members of the Envision Healthcare Board violated their fiduciary duties in connection with the proposed Mergers and that Barclays Bank aided and abetted those breaches. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, damages in the event the Mergers are consummated. We believe this lawsuit is without merit and intend to defend the lawsuit vigorously. The outcome of any such litigation is uncertain. This lawsuit could prevent or delay completion of the Mergers and result in substantial costs to AmSurg or Envision Healthcare, including any costs associated with the indemnification of directors and officers. Other purported stockholders of Envision Healthcare or shareholders of AmSurg may file additional lawsuits against us,  our directors and officers, AmSurg or AmSurg’s directors and officers in connection with the Mergers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Mergers are completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows. One of the conditions to the closing of the Mergers is that no governmental entity or competent jurisdiction has issued a final and non-appealable order permanently prohibiting, restraining or otherwise making illegal the consummation of the transactions contemplated by the Merger Agreement. Consequently, if a settlement or other resolution is not reached in the lawsuit referenced above and the plaintiffs secure injunctive or other relief prohibiting AmSurg’s or Envision Healthcare’s ability to complete the Mergers, then such injunctive or other relief may prevent the Mergers from becoming effective within the expected timeframe or at all.

Failure to complete the Mergers could negatively affect our stock price and our future business and financial results.

If the Mergers are not completed, our businesses may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of their respective management teams on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. In addition, the market price of our common stock might decline to the extent that the current market prices reflect a market assumption that the Mergers will be completed. If the Merger Agreement is terminated and our Board seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration to be provided in the Mergers. If the Merger Agreement is terminated under certain circumstances, (i) AmSurg may be required to pay a termination fee of $180 million to us, (ii) we may be required to pay a termination fee of $180 million to AmSurg and (iii) a party may be required to reimburse the other party for reasonable expenses of up to $15 million. We could also be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our respective obligations under the Merger Agreement.

Delays in completing the Mergers may substantially reduce the expected benefits of the Mergers.

Satisfying the conditions to, and completion of, the Mergers may take longer than, and could cost more than, AmSurg and Envision Healthcare expect. Any delay in completing or any additional conditions imposed in order to complete the Mergers may materially adversely affect the synergies and other benefits that AmSurg and Envision Healthcare expect to achieve from the Mergers and the integration of their respective businesses. Further, there can be no assurances that the conditions to the closing of the Mergers and the other transactions contemplated by the Merger Agreement will be satisfied or waived or that the Mergers will be completed at all. In addition, each of AmSurg and Envision Healthcare has the right to terminate the Merger Agreement if the Mergers are not completed by June 15, 2017.

The Merger Agreement limits our ability to pursue alternatives to the Mergers, which could discourage a potential acquirer of Envision Healthcare from making an alternative transaction proposal and, in certain circumstances, could require us to pay to the other a significant termination fee.

Under the Merger Agreement, we are restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Mergers. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, causing, knowingly encouraging or knowingly facilitating any inquiries or the making of any proposals from any person that is or is reasonably likely to lead to an alternative transaction proposal. Each Envision Healthcare Board is limited in its ability to change its recommendation with respect to the Merger-related proposals. Further, even if the Envision Healthcare Board withdraws or qualifies its recommendation with respect to the Mergers, we will still be required to submit each of their Merger-related proposals to a vote at its special meetings and will be prohibited from submitting any alternative transaction proposal to its stockholders at such special meeting, even if such alternative transaction proposal, if consummated, would result in a transaction that is more favorable to our stockholders, from a financial point of view, than the Mergers. We have the right to terminate the Merger Agreement and enter into an agreement with respect to a “superior proposal” only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement, the expiration of certain waiting periods that may give the other party an opportunity to amend the Merger Agreement so that the “superior proposal” is no longer a “superior proposal” and the payment of the required termination fee of $180 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Envision Healthcare from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Mergers, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

Third parties may terminate or alter existing contracts or relationships with AmSurg and/or Envision Healthcare.

AmSurg and Envision Healthcare are each party to contracts that may require AmSurg or Envision Healthcare, respectively, to obtain third-party consents in connection with the Mergers. In addition, third parties that AmSurg and/or Envision Healthcare currently have relationships with may seek to renegotiate, terminate or otherwise reduce the scope of their relationships with any of AmSurg or Envision Healthcare in anticipation of the Mergers, or with the combined company following the Mergers. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Mergers. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Mergers or the termination of the Merger Agreement.

AmSurg and Envision Healthcare will be subject to various uncertainties and contractual restrictions while the Mergers are pending that could adversely affect their financial results.

Uncertainty about the effect of the Mergers on business relationships, employees, and customers may have an adverse effect on each of AmSurg and Envision Healthcare, and consequently, the combined company. These uncertainties may impair AmSurg’s and/or Envision Healthcare’s ability to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with AmSurg or Envision Healthcare to seek to change existing business relationships with AmSurg or Envision Helathcare. Each of AmSurg and Envision Healthcare are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Mergers will depend in part upon the ability of AmSurg and Envision Healthcare to retain key management personnel and other key employees. Employee retention and recruitment may be particularly challenging prior to completion of the Mergers, as employees and prospective employees may experience uncertainty about their future roles with the combined company. Accordingly, no assurances can be given that the combined company will be able to attract or retain key management personnel and other key employees of AmSurg and Envision Healthcare to the same extent that AmSurg and Envision Healthcare have previously been able to attract or retain their own employees. A failure by AmSurg, Envision Healthcare or, following the completion of the Mergers, New Amethyst to attract, retain and motivate executives and other key employees could have a negative impact on their respective businesses. Similarly, a failure by AmSurg, Envision Healthcare or, following the completion of the Mergers, New Amethyst to attract, retain and motivate independent contractors could have a negative impact on their respective businesses.

The pursuit of the Mergers and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the financial results of AmSurg, Envision Healthcare and/or New Amethyst.

In addition, the Merger Agreement restricts each of AmSurg and Envision Healthcare, without the other’s prior written consent, from taking certain specified actions while the Mergers are pending. These restrictions may limit AmSurg and/or Envision Healthcare from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the Mergers or termination of the Merger Agreement.

AmSurg’s and Envision Healthcare’s executive officers and directors have certain interests in the Mergers that may be different from, or in addition to, the interests of AmSurg shareholders and Envision Healthcare stockholders generally.

AmSurg’s and Envision Healthcare’s executive officers and directors have certain interests in the Mergers that may be different from, or in addition to, the interests of AmSurg shareholders and Envision Healthcare stockholders generally. AmSurg’s executive officers and Envision Healthcare’s executive officers negotiated the terms of the Merger Agreement. The executive officers of AmSurg and Envision Healthcare have arrangements with AmSurg or Envision Healthcare, as applicable, that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Mergers, including, in the case of the Envision Healthcare officers, severance benefits to which they would not have been entitled in the absence of the Mergers, and in the case of Mr. Christopher A. Holden, enhanced change of control severance benefits to which he would not have been entitled in the absence of the Mergers. Mr. William A. Sanger’s letter agreement with us expired in 2016 and he will be entering into a new letter agreement in respect of his service as Executive Chairman of New Amethyst in connection with the Mergers. In addition, certain of AmSurg’s (but not Envision Healthcare’s) compensation and benefit plans and arrangements provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Mergers. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Mergers.

Upon completion of the Mergers, the New Amethyst Board will be comprised of 14 members, consisting of seven of AmSurg’s current directors and seven of Envision Healthcare’s current directors. Mr. Sanger, the current Chairman, President and Chief Executive Officer of Envision Healthcare, will serve as Executive Chairman of the New Amethyst Board, and Mr. Holden, currently a director and the President and Chief Executive Officer of AmSurg, will serve as a director and as Chief Executive Officer and President of New Amethyst. Additionally, New Amethyst’s management team will include executives from each of AmSurg and Envision Healthcare. From AmSurg, Ms. Claire M. Gulmi (the current Executive Vice President and Chief Financial Officer of AmSurg) will serve as Executive Vice President and Chief Financial Officer of New Amethyst, Mr. Robert J. Coward (the  current Executive Vice President, Chief Development Officer and President – Physician Services Division of AmSurg) will serve as Executive Vice President and President – Physician Services of New Amethyst, and Mr. Patrick Solomon (the current Senior Vice President and Chief Strategy Officer of AmSurg) will serve as Senior Vice President and Chief Strategy Officer of New Amethyst. From Envision Healthcare, Mr. Steve W. Ratton, Jr. (the current Vice President, Chief Strategy Officer and Treasurer of Envision Healthcare) will serve as Executive Vice President and Chief Development Officer of New Amethyst and Mr. Randel G. Owen (the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of Envision Healthcare) will serve as the Executive Vice President and President – Ambulatory Services of New Amethyst.

The AmSurg Board and Envision Healthcare Board were aware of these interests at the time each approved the Mergers and the transactions contemplated by the Merger Agreement. These interests, including the continued employment of certain executive officers of AmSurg and Envision Healthcare by New Amethyst, the continued positions of certain directors of AmSurg and Envision Healthcare as directors of New Amethyst and the indemnification of former directors and officers by New Amethyst, may cause AmSurg’s and Envision Healthcare’s directors and executive officers to view the Mergers differently and more favorably than you may view it.

AmSurg and Envision Healthcare will incur substantial transaction fees and costs in connection with the Mergers and those fees and costs could exceed current estimates.

AmSurg and Envision Healthcare have incurred and expect to incur non-recurring costs associated with the Mergers. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization, financing and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. Some of these costs are payable by AmSurg and Envision Healthcare regardless of whether the Mergers are completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers. While both AmSurg and Envision Healthcare have assumed that a certain level of expense would be incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond their respective control that could affect the ultimate amount or the timing of the integration and implementation expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in New Amethyst taking significant charges against earnings following the completion of the Mergers, and the amount and timing of such charges are currently not known.

There may also be additional unanticipated significant costs in connection with the Mergers that the combined company may not recoup. These costs and expenses could reduce the benefits and additional income New Amethyst expects to achieve from the Mergers. Although New Amethyst expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the Mergers.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Tennessee Business Corporation Act, as amended, dissenters’ rights generally are not available to holders of shares which are registered on a national securities exchange or quoted on a national market security system. Under the Delaware General Corporation Law (the “DGCL”), a stockholder who does not vote in favor of certain mergers or consolidations and who is entitled to demand and has properly demanded appraisal of his or her shares in accordance with, and who complies in all respects with the requirements of Section 262 of the DGCL shall be entitled to an appraisal by the Court of Chancery of the fair value of his or her shares. However, stockholders do not have appraisal rights if the shares of stock they hold, at the record date for determination of stockholders entitled to receive notice of the meeting of stockholders to act upon the merger or consolidation, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, under the DGCL, appraisal rights are available if stockholders are required by the terms of the merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a) through (c).

Because our common stock is listed on the NYSE, a national securities exchange, and is expected to continue to be so listed on our record date, and because Merger 2 otherwise satisfies the foregoing requirements, holders of our common stock will not be entitled to appraisal rights in the Mergers with respect to their shares of our common stock.

The combined company may fail to realize the anticipated benefits of the Mergers.

The success of the Mergers will depend on, among other things, the combined company’s ability to combine the AmSurg and Envision Healthcare businesses in a manner that facilitates growth opportunities, realizes anticipated synergies, and achieves the projected stand-alone cost savings, revenue and earnings growth trends identified by each company. On a combined basis, New Amethyst expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and integration. Management also expects the combined company will enjoy other benefits, including expanded service offerings and increased geographic reach of the combined businesses.

However, management of the combined company must successfully combine the businesses of AmSurg and Envision Healthcare in a manner that permits these cost savings, synergies and other benefits to be realized. Actual synergies, if achieved, may be lower than what New Amethyst expects or may take longer to achieve than anticipated. In addition, New Amethyst must achieve the anticipated savings, synergies and benefits without adversely affecting current revenues, earnings and investments in future growth. An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, earnings, level of expenses and operating results of the combined company, which may adversely affect the value of New Amethyst common stock after the completion of the Mergers.

The failure to integrate successfully certain businesses and operations of the combined company in the expected time frame may adversely affect the combined company’s future results.

Historically, AmSurg and Envision Healthcare have operated as independent companies, and they will continue to do so until the effective time of the Mergers. After the consummation of the Mergers, the management of New Amethyst may face significant challenges in consolidating AmSurg and Envision Healthcare, integrating their organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. The integration may be complex and time consuming, and could require substantial resources and effort. The integration process and other disruptions resulting from the Mergers mentioned above may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect New Amethyst’s relationships with employees, business partners, customers and others with whom they have business or other dealings, or limit New Amethyst’s ability to achieve the anticipated benefits of the Mergers. In addition, difficulties in integrating the businesses mentioned above could harm the reputation of New Amethyst.

If New Amethyst is not able to successfully combine its businesses in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, and the value of New Amethyst common stock may be affected adversely.

New Amethyst will have substantial indebtedness and New Amethyst’s debt service obligations could harm its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.

New Amethyst will have substantial indebtedness. On June 15, 2016, AmSurg and Corporation entered into the Commitment Letter with JPMorgan Chase Bank (“JPM”) and Barclays Bank, pursuant to which JPM and Barclays Bank committed to provide the New Term Loan Facility in an aggregate principal amount of up to $5.3 billion, subject to certain increases as described therein. On July 25, 2016, Corporation entered into an amendment, to its Term Loan Credit Agreement, pursuant to which the definition of “Change of Control” was amended such that the Mergers will not constitute a “Change of Control” under its Term Loan Credit Agreement. As contemplated under the terms of the Commitment Letter, on July 25, 2016, Corporation and AmSurg elected to structure the New Term Loan Facility as an incremental credit facility under Corporation’s Term Loan Credit Agreement and to reduce the lenders’ commitments to provide the New Term Loan Facility by the amount of Corporation’s term loan borrowings then outstanding, reducing the related fees under the Commitment Letter. After giving effect to such reduction, the lenders’ remaining commitment to provide Corporation and AmSurg with a term loan facility is $3.04 billion. The commitment of JPM and Barclays Bank under the Commitment Letter is subject to various conditions, including the negotiation and execution of a definitive financing agreement and the consummation of the Mergers prior to the 12-month anniversary of the Commitment Letter in accordance with the terms and conditions set forth in the Merger Agreement. New Amethyst expects to borrow at the effective time of the Mergers the funds available at such time and to use the proceeds therefrom to refinance and repay, in full, Corporation’s existing indebtedness under its Existing ABL Credit Agreement, to refinance and repay, in full, AmSurg’s existing indebtedness under its Indenture, dated as of July 16, 2014 (as amended and supplemented), under its Indenture (as amended and supplemented), dated as of November 20, 2012 and under its credit agreement (as amended and supplemented), dated as of July 16, 2014, to finance the Mergers and to pay fees and transaction costs related to the Mergers and the New Term Loan Facility, for working capital, capital expenditure and other lawful corporate purposes of New Amethyst and its subsidiaries. After the effective time of the Mergers, New Amethyst expects to use the proceeds of any borrowings for corporate purposes of New Amethyst and its subsidiaries.

New Amethyst’s substantial indebtedness increases the possibility that it may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, New Amethyst and its subsidiaries may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will govern its indebtedness. If New Amethyst incurs additional debt, the risks associated with its substantial indebtedness, including New Amethyst’s ability to service debt, would increase.

New Amethyst’s debt could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of New Amethyst’s cash flow from operations could be required to pay principal and interest on its debt;
•	New Amethyst’s interest expense will increase if interest rates increase because the loans under the New Term Loan Facility would generally bear interest at floating rates;
•

New Amethyst’s substantial indebtedness could increase its vulnerability to general economic downturns and adverse competitive and industry conditions, placing it at a disadvantage compared to those of its competitors that have less indebtedness;

•	New Amethyst’s debt service obligations could limit its flexibility in planning for, or reacting to, changes in its business and in the health care industry;
•

New Amethyst’s failure to comply with the financial and other restrictive covenants in the documents governing its indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of its assets; and

•

New Amethyst’s substantial indebtedness may restrict it from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

AmSurg and Envision Healthcare (and after the completion of the Mergers, New Amethyst) cannot be certain that New Amethyst’s earnings will be sufficient to allow it to pay principal and interest on its debt and meet its other obligations. If AmSurg and Envision Healthcare (and after the completion of the Mergers, New Amethyst) do not have sufficient earnings, AmSurg and Envision Healthcare may be required to seek to refinance all or part of their then existing debt, sell assets, borrow more money or sell more securities, none of which AmSurg and Envision Healthcare can guarantee that they will be able to do and which, if accomplished, may adversely affect AmSurg, Envision Healthcare and New Amethyst.

Combining the businesses of AmSurg and Envision Healthcare may be more difficult, costly or time-consuming than expected, which may adversely affect New Amethyst’s results and negatively affect the value of New Amethyst common stock following the Mergers.

If the combined company is not able to successfully combine the businesses of AmSurg and Envision Healthcare in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, and the value of New Amethyst common stock may be affected adversely.

An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of New Amethyst, which may adversely affect the value of New Amethyst common stock after the completion of the Mergers.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved, may be lower than what New Amethyst expects and may take longer to achieve than anticipated. If the combined company is not able to adequately address integration challenges, the combined company may be unable to successfully integrate AmSurg’s and Envision Healthcare’s operations or to realize the anticipated benefits of the integration of the two companies.

Current holders of our common stock will have a reduced ownership and voting interest after the Mergers and will exercise less influence over management.

Current holders of our common stock have the right to vote in the election of the board of directors and on other matters affecting Envision Healthcare. Upon the completion of the Mergers, each of our stockholders who receives shares of New Amethyst common stock will become a stockholder of the combined company, each with a percentage ownership of the combined company that is smaller than such stockholder’s percentage ownership of Envision Healthcare. It is currently expected that the shareholders of AmSurg immediately prior to the effective time of the Mergers as a group will receive shares in the Mergers constituting approximately 47% of the shares of the combined company’s common stock on a fully diluted basis immediately after the Mergers. Accordingly, our stockholders immediately prior to the effective time of the Mergers as a group will own approximately 53% of the shares of the combined company’s common stock on a fully diluted basis immediately after the Mergers. Because of this, our stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Envision Healthcare.

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

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

August 3, 2016	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of June 15, 2016, by and among the Company, AmSurg Corp. and New Amethyst Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated June 16, 2016).

10.1

Commitment Letter, dated as of June 15, 2016, by and among Envision Healthcare Corporation, AmSurg Corp., JP Morgan Chase Bank, N.A. and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 16, 2016).

10.2 †

Letter Amendment to Amended and Restated Employment Agreement of William A. Sanger, dated as of June 15, 2016, between the Company and William A. Sanger (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated June 16, 2016).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report

†Identifies a management compensation plan or arrangement.