Form 10-Q
period 2016-09-30
Envision Healthcare Holdings, Inc.
filed 2016-11-03
CIK 1578318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 31, 2016, the registrant had 187,318,470 shares of common stock, par value $0.01 per share, outstanding.

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

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,033	$141,677
Insurance collateral	52,646	68,849
Trade and other accounts receivable, net	1,341,202	1,257,021
Parts and supplies inventory	38,739	34,023
Prepaids and other current assets	81,265	96,857
Total current assets	1,703,885	1,598,427
Non-current assets:
Property, plant and equipment, net	383,947	335,869
Intangible assets, net	1,062,400	1,051,631
Goodwill	3,386,263	3,271,933
Other long-term assets	119,313	95,712
Total assets	$6,655,808	$6,353,572
Liabilities and Equity
Current liabilities:
Accounts payable	$65,686	$68,985
Accrued liabilities	666,794	612,445
Current portion of long-term debt and capital lease obligations	24,904	24,550
Total current liabilities	757,384	705,980
Long-term debt and capital lease obligations	3,055,440	2,958,481
Deferred income taxes	388,661	369,110
Insurance reserves	255,674	252,650
Other long-term liabilities	66,946	65,910
Total liabilities	4,524,105	4,352,131
Commitments and contingencies
Equity:
Common stock ($0.01 par value; 2,000,000,000 shares authorized, 187,240,923 and 186,924,004 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	1,872	1,869
Preferred stock ($0.01 par value; 200,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	1,690,833	1,677,578
Retained earnings	369,912	288,741
Accumulated other comprehensive income (loss)	(560)	(1,649)
Total Envision Healthcare Holdings, Inc. equity	2,062,057	1,966,539
Noncontrolling interest	69,646	34,902
Total equity	2,131,703	2,001,441
Total liabilities and equity	$6,655,808	$6,353,572

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net of contractual discounts	$2,919,477	$2,478,177	$8,661,352	$7,147,906
Provision for uncompensated care	(1,280,727)	(1,110,807)	(3,784,026)	(3,181,776)
Net revenue	1,638,750	1,367,370	4,877,326	3,966,130
Compensation and benefits	1,159,244	997,213	3,427,921	2,874,328
Operating expenses	256,481	165,099	772,877	472,954
Insurance expense	35,925	41,091	108,799	114,783
Selling, general and administrative expenses	42,753	29,463	122,336	87,161
Depreciation and amortization expense	60,886	44,547	178,075	129,364
Restructuring and other charges	164	30,000	7,726	30,000
Income from operations	83,297	59,957	259,592	257,540
Interest income from restricted assets	283	149	749	442
Interest expense, net	(39,300)	(27,579)	(117,751)	(82,360)
Realized gains (losses) on investments	(151)	—	(191)	(34)
Other income (expense), net	756	(221)	743	(593)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	44,885	32,306	143,142	174,995
Income tax benefit (expense)	(16,057)	(13,795)	(53,611)	(69,009)
Income (loss) before equity in earnings of unconsolidated subsidiary	28,828	18,511	89,531	105,986
Equity in earnings of unconsolidated subsidiary	123	59	1,758	202
Net income (loss)	28,951	18,570	91,289	106,188
Less: Net (income) loss attributable to noncontrolling interest	(3,062)	(1,334)	(10,118)	(3,161)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$25,889	$17,236	$81,171	$103,027
Net income (loss) per share attributable to Envision Healthcare Holdings, Inc.:			.
Basic	$0.14	$0.09	$0.43	$0.56
Diluted	$0.13	$0.09	$0.42	$0.54

Weighted-average common shares outstanding:
Basic	187,188,118	185,969,475	187,123,581	185,214,021
Diluted	192,045,426	191,769,107	191,998,390	191,373,606

Comprehensive income (loss):
Net income (loss)	$28,951	$18,570	$91,289	$106,188
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	255	(378)	(180)	(480)
Unrealized gains (losses) on derivative financial instruments	332	(348)	1,269	421
Total other comprehensive income (loss), net of tax	587	(726)	1,089	(59)
Comprehensive income (loss)	29,538	17,844	92,378	106,129
Less: Comprehensive (income) loss attributable to noncontrolling interest	(3,062)	(1,334)	(10,118)	(3,161)
Comprehensive income (loss) attributable to Envision Healthcare Holdings, Inc.	$26,476	$16,510	$82,260	$102,968

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$91,289	$106,188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	187,435	135,716
(Gain) loss on disposal of property, plant and equipment	220	250
Equity-based compensation expense	9,290	4,786
Excess tax benefits from equity-based compensation	(1,324)	(34,051)
Equity in earnings of unconsolidated subsidiary	(1,758)	(202)
Dividends received	386	370
Deferred income taxes	8,598	3,503
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable, net	(42,014)	(83,065)
Parts and supplies inventory	(596)	(485)
Prepaids and other current assets	20,924	(3,696)
Accounts payable and accrued liabilities	454	66,296
Insurance reserves	(22,448)	(2,257)
Other assets and liabilities, net	1,977	1,592
Net cash provided by (used in) operating activities	252,433	194,945
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(15,459)	(2,507)
Sales and maturities of available-for-sale securities	3,869	9,409
Purchases of property, plant and equipment	(125,738)	(65,687)
Proceeds from sale of property, plant and equipment	202	377
Acquisition of businesses, net of cash received	(180,867)	(568,570)
Net change in insurance collateral	33,859	(1,250)
Other investing activities	(3,033)	(1,226)
Net cash provided by (used in) investing activities	(287,167)	(629,454)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	315,000	365,000
Repayments of the ABL Facility	(210,000)	(155,000)
Repayments of the Term Loan	(17,529)	(10,029)
Debt issuance costs	(709)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	2,644	11,767
Excess tax benefits from equity-based compensation	1,324	34,051
Contributions from (distributions to) noncontrolling interest, net	(8,833)	100
Other financing activities	1,193	(358)
Net cash provided by (used in) financing activities	83,090	245,504
Change in cash and cash equivalents	48,356	(189,005)
Cash and cash equivalents, beginning of period	141,677	318,895
Cash and cash equivalents, end of period	$190,033	$129,890

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

Consummation of the Mergers is subject to customary closing conditions, including approvals by the Company’s stockholders and AmSurg shareholders, the absence of certain legal impediments, the listing of the New Amethyst Common Stock and the New Amethyst Series A-1 Preferred Stock issuable to the shareholders of AmSurg and the stockholders of the Company, as applicable, on the New York Stock Exchange, (the “Exchange”), and receipt of opinions from legal counsel regarding the intended tax treatment of the Mergers. On October 28, 2016, the Exchange approved the New Amethyst Common Stock and Series A-1 Preferred Stock for listing (subject to official notice of issuance).

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

Insurance collateral also includes a receivable from insurers of $2.8 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively, for liabilities in excess of the Company’s self-insured retention.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for uncompensated care to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee-for-service charges as of December 31, 2015, was equal to approximately 94% and 86% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances as of September 30, 2016, and December 31, 2015, were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Gross trade accounts receivable	$6,689,862	$6,375,473
Allowance for contractual discounts	(3,216,027)	(3,340,078)
Allowance for uncompensated care	(2,133,015)	(1,779,200)
Trade accounts receivable, net	1,340,820	1,256,195
Other receivables, net	382	826
Trade and other accounts receivable, net	$1,341,202	$1,257,021

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility-level contract and facility-specific payor mix. These allowances are reviewed and adjusted monthly through revenue provisions. The Company compares actual cash collected on a date of service basis to the revenue recorded for that period and records any adjustment necessary for an overage or deficit in these allowances based on actual collections and future estimated collections.

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

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns and legal costs, changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs. Claims are discounted at a rate of 1.5% which is commensurate with the risk-free rate.

The Company’s most recent actuarial valuation was completed in September 2016. As a result of this and previous actuarial valuations, the Company recorded decreases in its provision for insurance liabilities of $5.6 million and $7.3 million for the three and nine months ended September 30, 2016, respectively, as compared to increases of $5.1 million and $9.1 million for the three and nine months ended September 30, 2015, respectively, related to reserves for losses in prior years.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, long-term debt and other long-term liabilities constitute financial instruments. Based on management’s estimates, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the senior secured credit facility approximates fair value as of September 30, 2016 and December 31, 2015. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the nine months ended September 30, 2016 and 2015, the Company derived approximately 34% and 35%, respectively, of its revenue from Medicare and Medicaid, 63% and 62%, respectively, from insurance providers and contracted payors, and 3%, respectively, directly from patients.

The Company estimates the fair value of its fixed-rate senior notes based on an analysis in which the Company evaluates market conditions, related securities, various public and private offerings, and other publicly available information (Level 2, as defined below). The estimated fair value of the senior notes as of September 30, 2016, and December 31, 2015, was approximately $746.3 million and $735.0 million, respectively, with a principal carrying amount of $750.0 million.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$43,149	$4,191	$—	$47,340
Liabilities:
Contingent consideration	—	—	166	166
Fuel hedge	—	752	—	752

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities (insurance collateral)	$19,116	$4,076	$—	$23,192
Liabilities:
Contingent consideration	—	—	2,116	2,116
Fuel hedge	—	2,777	—	2,777

The contingent consideration balance classified as Level 3 decreased $2.0 million during the nine months ended September 30, 2016, due to the Company’s final determination that no contingent consideration was payable under the terms of a previously completed acquisition.

During the nine months ended September 30, 2016 and 2015, the Company had no transfers between Level 1 and Level 2 fair value measurements.

Revenue Recognition

Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor. Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules. The Company records fee-for-service revenue net of the contractual discounts, based on the information

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered into the Company’s billing systems from received medical charts. An estimate for unprocessed medical charts for a given service period is made and adjusted in future periods based on actual medical charts processed. Information entered into the billing systems is subject to change, such as a change in payor status, and may impact recorded fee-for-service revenue, net of the contractual discounts. Such changes are recognized in the period the change is known.

Revenue from home health services, net of revenue adjustments and provisions for contractual discounts, is earned and billed either on an episode-of-care basis (“episodic-based revenue”), on a per-visit basis, or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. Revenue recognized on a non-episodic basis is recorded in a similar manner to the Company’s fee-for-service revenue. Home health service revenue under the Medicare prospective payment system is based on a 60-day episode payment rate that is subject to adjustment based on certain variables. Adjustments are estimated based on historical experience and are recorded in the period in which services are rendered.

Revenue from contract staffing assignments, net of sales adjustments and discounts, are recognized when earned, based on the hours worked by the Company’s contract professionals. Conversion and direct-hire fees are recognized when the employment candidate accepts permanent employment and all obligations are satisfied. The Company includes reimbursed expenses in revenue, net of contractual discounts and the associated amount of reimbursement expense in compensation and benefits.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a straight-line basis over the term of the subscription agreement, which is generally one year.

Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for standby, special event and community subsidies at AMR. Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period.

Net revenue for the three and nine months ended September 30, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net of contractual discounts, excluding subsidies and fees:
Medicare	$474,146	$411,001	$1,421,792	$1,193,665
Medicaid	185,018	155,955	553,430	454,050
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	838,645	708,149	2,447,983	2,092,339
Self-pay	1,083,752	943,314	3,208,270	2,671,969
Sub-total	2,581,561	2,218,419	7,631,475	6,412,023
Subsidies and fees	337,916	259,758	1,029,877	735,883
Revenue, net of contractual discounts	2,919,477	2,478,177	8,661,352	7,147,906
Provision for uncompensated care	(1,280,727)	(1,110,807)	(3,784,026)	(3,181,776)
Net revenue	$1,638,750	$1,367,370	$4,877,326	$3,966,130

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments in the aggregate decreased the contractual discount and uncompensated care provisions (and correspondingly increased net revenue) by approximately $0.2 million for the three months ended September 30, 2016, and increased the contractual discount and uncompensated care provisions (and correspondingly decreased net revenue) by approximately $5.1 million for nine months ended September 30, 2016, and decreased the contractual discount and uncompensated care provisions (and correspondingly increased net revenue) by approximately $4.2 million and $11.6 million for the three and nine months ended September 30, 2015, respectively.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. The Company adopted ASU 2015-02, effective January 1, 2016, under the modified retrospective approach and determined that its adoption does not impact our consolidated financial position or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact and has not yet determined the effects, if any, that adoption of ASU 2016-15 may have on its consolidated financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Envision Healthcare Holdings, Inc. stockholders	$25,889	$17,236	$81,171	$103,027
Net income (loss) allocated to participating securities (a)	140	—	359	—
Net income (loss) attributable to Envision Healthcare Holdings, Inc. common stockholders	25,749	17,236	80,812	103,027

Weighted-average common shares outstanding — common stock:
Basic	187,188,118	185,969,475	187,123,581	185,214,021
Dilutive impact of stock awards outstanding	4,857,308	5,799,632	4,874,809	6,159,585
Diluted	192,045,426	191,769,107	191,998,390	191,373,606

Net income (loss) per share attributable to Envision Healthcare Holdings, Inc. common stockholders:
Basic	$0.14	$0.09	$0.43	$0.56
Diluted	$0.13	$0.09	$0.42	$0.54

(a)	Restricted stock units and market-based performance share units granted to employees and non-employee directors are considered participating securities.

For the three and nine months ended September 30, 2016, there were stock awards to acquire 1,744,960 shares and 1,489,199 shares of common stock outstanding, respectively, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive. For the three and nine months ended September 30, 2015, there were 57,087 shares and 63,654 whose effect was anti-dilutive.

4.Acquisitions

2016 Acquisitions

Emergency Physicians Medical Group (“EPMG”). On April 7, 2016, the Company completed the acquisition of EPMG for $119.1 million paid in cash, subject to a working capital adjustment of $0.2 million, and preferred stock issued in the direct parent company of EPMG (“EPMG Holdco”), representing $10.5 million of total purchase consideration, for aggregate purchase consideration of $129.8 million. All other outstanding equity of EPMG Holdco is wholly-owned by EmCare. EPMG employs more than 500 clinical providers who staff emergency departments, hospital medicine departments, and urgent care centers at 37 facilities in Michigan, Illinois, Indiana, Ohio, Iowa and Delaware. In addition, EPMG operates community paramedicine programs and provides tele-medicine services in urgent care and post-acute care operations.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill recognized in connection with the EPMG acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EPMG into the existing operations of EmCare. Of the goodwill recorded, $40.1 million is tax deductible.

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$19,310
Insurance collateral	3,886
Accounts receivable	19,621
Prepaid and other current assets	2,078
Property, plant and equipment	2,509
Acquired intangible assets	67,200
Goodwill	55,958
Other long-term assets	13,254
Accounts payable	(1,537)
Accrued liabilities	(34,206)
Deferred income taxes	1,126
Insurance reserves	(11,346)
Other long-term liabilities	(8,050)
Total purchase price	$129,803

During the nine months ended September 30, 2016, the Company made purchase price allocation adjustments including a reclassification of insurance collateral from short-term to other long-term assets of $13.0 million and other adjustments to opening balances for assets and liabilities.

The Company has accounted for this acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

Other 2016 Acquisitions.

On September 16, 2016, the Company completed the acquisition of ComTrans, Inc. (“ComTrans”), a provider of specialized behavioral health and social service transportation services in the greater Phoenix market for total purchase consideration of $25.3 million, subject to working capital adjustments. The goodwill recognized in connection with the ComTrans acquisition is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of ComTrans into the existing operations of AMR. Of the goodwill recorded, $10.0 million is tax deductible.

On September 30, 2016, the Company completed the acquisition of Lincoln Emergency Physicians, PLLC and Sonoran Emergency Physicians, PLLC (together the “Lincoln Entities”), an emergency physician group serving the greater Phoenix market, with 69 physicians and 21 mid-level providers for total purchase consideration of $42.0 million, subject to working capital adjustments. The goodwill recognized in connection with the Lincoln Entities is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of the Lincoln Entities into the existing operations of EmCare. Of the goodwill recorded, $22.6 million is tax deductible.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values,

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $32.5 million, other acquired intangible assets of $29.1 million and net assets of $5.7 million. These allocations are subject to adjustment based upon the completion of purchase price allocations.

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

During the nine months ended September 30, 2016, the Company made purchase price allocation adjustments including a decrease of deferred income taxes of $0.4 million.

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

During the nine months ended September 30, 2016, the Company made purchase price allocation adjustments including a reclassification from goodwill to accounts receivable of $0.3 million and a decrease to deferred income taxes of $0.4 million.

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

The goodwill recognized in connection with the EMA acquisition is assigned to the EmCare segment and is primarily attributable to synergies that are expected to be achieved through the integration of EMA into the existing operations of EmCare. Of the goodwill recorded, $108.3 million is tax deductible.

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

During the nine months ended September 30, 2016, goodwill recognized in connection with the EMA acquisition increased by $10.5 million due to the EMA Amendment. Additionally, the Company made purchase price allocation adjustments including an increase to other current assets of $1.1 million, an increase to accrued liabilities of $0.9 million to record an adjustment to accrued benefits, and other adjustments to opening balances for assets and liabilities.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations and working capital adjustments (in thousands):

Cash and cash equivalents	$18,559
Insurance collateral	39,934
Accounts receivable	89,000
Parts and supplies inventory	11,466
Prepaid and other current assets	19,974
Property, plant and equipment	92,037
Acquired intangible assets	226,200
Goodwill	402,237
Other long-term assets	2,650
Accounts payable	(16,609)
Accrued liabilities	(85,050)
Capital lease obligations	(1,408)
Deferred income taxes	(71,438)
Insurance reserves	(25,510)
Other long-term liabilities	(27,899)
Total purchase price	$674,143

During the nine months ended September 30, 2016, the Company made purchase price allocation adjustments including an increase to goodwill of $6.1 million related to the working capital adjustment paid during the first quarter of 2016, offset by an increase in parts and supplies inventory of $3.6 million, an increase in other current assets of $1.7 million, an increase in intangible assets of $1.4 million, an increase in other long-term liabilities of $1.0 million, and other adjustments to opening balances for assets and liabilities.

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

During the nine months ended September 30, 2016, the Company made a purchase price allocation adjustment to decrease other long-term assets of $1.5 million, decrease deferred income taxes by $1.5 million, and other adjustments to opening balances for assets and liabilities.

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The Company’s statements of operations for the three and nine months ended September 30, 2016, include net revenue of $252.2 million and $785.9 million, respectively, for SEA, VISTA, EMA and Rural/ Metro.

Other 2015 Acquisitions.

On February 23, 2015, the Company acquired the stock of CareFirst, Inc., a provider of home health services in Birmingham, Alabama and surrounding areas for total purchase consideration of $7.3 million, subject to a working capital adjustment of $0.7 million, paid in cash.

On July 10, 2015, the Company completed the acquisition of Vital Enterprises, Inc., Emergency Medical Transportation, Inc., and Marlboro Hudson Ambulance & Wheelchair Service, Inc. (together the “Vital/ Marlboro Entities”), providers of ambulance service operations located in the northeastern United States for total purchase consideration of $42.5 million, subject to working capital adjustments, paid in cash. The goodwill recognized in connection with the Vital/ Marlboro Entities is assigned to the AMR segment and is primarily attributable to synergies that are expected to be achieved through the integration of Vital/ Marlboro Entities into the existing operations of AMR. Of the goodwill recorded, $10.6 million is tax deductible.

On September 30, 2015, the Company completed the acquisition of Northwest Tucson Emergency Physicians (“NTEP”), an emergency physician group serving the greater Tucson market, with 27 physicians and five mid-level providers for total purchase consideration of $25.0 million, subject to working capital adjustments, paid in cash. Prior to the acquisition, NTEP had a pension plan that was terminated and liquidated during the second quarter of 2016. The goodwill recognized in connection with the NTEP acquisition is assigned to the EmCare segment and is primarily

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to synergies that are expected to be achieved through the integration of NTEP into the existing operations of EmCare. Of the goodwill recorded, none is tax deductible.

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

The Company has accounted for these acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The total purchase price for these acquisitions was allocated to goodwill of $26.1 million, other acquired intangible assets of $53.0 million, net assets of $4.4 million and deferred income taxes of $11.0 million. These allocations are subject to adjustment based upon the completion of purchase price allocations, except for the allocation of the CareFirst, Inc. acquisition, which was complete as of March 31, 2016 and the Vital/Marlboro Entities and NTEP, which were complete as of September 30, 2016.

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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Net revenue	$1,513,705	$4,473,758
Net income (loss)	9,297	88,157

5.Insurance Collateral

Insurance collateral consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Available-for-sale securities:
U.S. Treasuries	$1,064	$—
Corporate bonds/ Fixed income	29,375	13,096
Corporate equity	16,901	10,096
Total available-for-sale securities	47,340	23,192
Insurance receivable	2,751	644
Cash deposits and other	23,444	54,078
Total insurance collateral	$73,535	$77,914

As of September 30, 2016 and December 31, 2015, approximately $20.9 million and $9.1 million, respectively, of insurance collateral is included in other long-term assets on the consolidated balance sheets.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost basis and aggregate fair value of the Company’s available-for-sale securities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
U.S. Treasuries	$1,050	$15	$(1)	$1,064
Corporate bonds/ Fixed income	29,276	280	(181)	29,375
Corporate equity	16,992	473	(564)	16,901
Total available-for-sale securities	$47,318	$768	$(746)	$47,340

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Description	Cost Basis	Gains	Losses	Value
Corporate bonds/ Fixed income	$13,073	$43	$(20)	$13,096
Corporate equity	10,974	—	(878)	10,096
Total available-for-sale securities	$24,047	$43	$(898)	$23,192

As of September 30, 2016, available-for-sale securities included U.S. Treasuries and corporate bonds/ fixed income securities of $2.4 million with contractual maturities within one year, $24.9 million with contractual maturities extending longer than one year through five years and $3.1 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

The Company’s temporarily impaired investment securities available-for-sale as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
U.S. Treasuries:
Less than 12 months	$155	$(1)	$—	$—
12 months or more	—	—	—	—
Corporate bonds/ Fixed income:
Less than 12 months	9,069	(181)	6,103	(19)
12 months or more	—	—	250	(1)
Corporate equity:
Less than 12 months	2,510	(79)	—	—
12 months or more	6,706	(485)	10,096	(878)
Total	$18,440	$(746)	$16,449	$(898)

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

temporary market fluctuations. Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company realized net losses of $0.2 million on the sale and maturities of available-for-sale securities for both the three and nine months ended September 30, 2016, respectively, and net losses of zero and less than $0.1 million for the three and nine months ended September 30, 2015, respectively.

6.Accrued Liabilities

Accrued liabilities were as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Accrued wages and benefits	$289,045	$285,660
Current portion of self-insurance reserve	99,035	103,922
Current portion of compliance and legal	40,455	34,021
Accrued incentive compensation	36,053	33,090
Accrued income taxes	23,147	17,719
Accrued medical claim liabilities	22,291	6,115
Deferred revenue	31,833	27,461
Other	124,935	104,457
Total accrued liabilities	$666,794	$612,445

7.Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Senior unsecured notes due 2022	$750,000	$750,000
Senior secured term loans due 2018 and 2022 (4.25% to 4.50% as of September 30, 2016 and December 31, 2015)	2,258,676	2,276,204
ABL Facility	105,000	—
Notes due at various dates from 2016 to 2022 with interest rates from 6% to 10%	394	432
Capital lease obligations due at various dates from 2016 to 2018	4,319	3,089
Total	3,118,389	3,029,725
Less current portion	(24,904)	(24,550)
Discount on senior secured term loan	(10,219)	(12,075)
Debt issuance costs on senior unsecured notes, senior secured term loans and ABL Facility	(27,826)	(34,619)
Total long-term debt and capital lease obligations	$3,055,440	$2,958,481

As of September 30, 2016, letters of credit outstanding, which impact the available credit under the ABL Facility were $134.8 million and the maximum amount available under the ABL Facility was $310.2 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Commitment Letter

On June 15, 2016, in connection with the Mergers, Corporation and AmSurg entered into a debt commitment letter (the “Commitment Letter”) with certain lenders. The lenders committed to provide (i) Corporation and AmSurg a term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of up to $5.3 billion, maturing seven years from the closing date of the Mergers and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion (the “New ABL Facility” and together with the New Term Loan Facility, the “New Credit Facilities”) maturing five years from the closing date of the Mergers. On July 25, 2016, pursuant to an amendment, Corporation received a change of control waiver under its existing term loan credit facility, pursuant to which the New Term Loan Facility will be structured as an incremental credit facility under the Term Loan Credit Agreement (as defined below).

The Commitment Letter contemplates that if Corporation is successful in obtaining change in control waivers under either the Term Loan Credit Agreement or ABL Credit Agreement (as defined below), the commitments to provide the New Credit Facilities will be reduced by the amount of any indebtedness outstanding under the existing senior secured credit facilities. As a result of the change of control waiver that Corporation received under its Term Loan Credit Agreement, the lenders’ commitments to provide the New Term Loan Facility were reduced by the amount of indebtedness outstanding under the existing Term Loan Facility, which was $2.26 billion as of September 30, 2016. After giving effect to such reduction and the change in control waiver received by AmSurg with respect to certain of its outstanding senior notes, the lenders’ remaining commitment to provide Corporation and AmSurg with a term loan facility is $1.9 billion.

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

At September 30, 2016, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement executed in December 2014. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 0.6 million gallons, which represents approximately 18% of the Company’s total estimated usage during the periods hedged, through December 2016. The Company recorded, as a component of other comprehensive income (loss) before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount of $0.8 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively. Over the next three months, the Company expects to reclassify $0.8 million of deferred loss from accumulated other comprehensive income (loss) as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $0.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and net payments to the counterparty of $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component as of September 30, 2016 and December 31, 2015 (in thousands). All amounts are after tax.

			Unrealized holding
			gains (losses) on
		Interest rate	available-for-sale
	Fuel hedge	swap	securities	Other	Total
Balance as of January 1, 2015	$(897)	$(935)	$(24)	$—	$(1,856)
Other comprehensive income (loss) before reclassifications	(1,627)	(6)	(473)	601	(1,505)
Amounts reclassified from accumulated other comprehensive income (loss)	784	941	(13)	—	1,712
Net current-period other comprehensive income (loss)	(843)	935	(486)	601	207
Balance as of December 31, 2015	(1,740)	—	(510)	601	(1,649)
Other comprehensive income (loss) before reclassifications	(25)	—	302	(601)	(324)
Amounts reclassified from accumulated other comprehensive income (loss)	1,294	—	119	—	1,413
Net current-period other comprehensive income (loss)	1,269	—	421	(601)	1,089
Balance as of September 30, 2016	$(471)	$—	$(89)	$—	$(560)

The following table shows the line on the statements of operations affected by reclassifications out of AOCI (in thousands):

	Amount reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2016	2015	2016	2015	Statements of Operations
Gains and losses on cash flow hedges:
Fuel hedge	$(617)	$(294)	$(2,071)	$(709)	Operating expenses
Interest rate swap	—	(513)	—	(1,506)	Interest expense, net
	(617)	(807)	(2,071)	(2,215)	Total before tax
	231	282	777	810	Tax benefit (expense)
	$(386)	$(525)	$(1,294)	$(1,405)	Net of tax
Unrealized holding gains (losses) on available-for-sale securities	$(151)	$—	$(191)	$(34)	Realized gains (losses) on investments
	(151)	—	(191)	(34)	Total before tax
	57	—	72	13	Tax benefit (expense)
	$(94)	$—	$(119)	$(21)	Net of tax

10.Retirement Plans and Employee Benefits

Defined Benefit Pension Plan

Rural/ Metro Pension Plan

As part of the Company’s acquisition of Rural/ Metro on October 28, 2015, the Company acquired a defined benefit pension plan (the “Pension Plan”) that covers eligible employees of one of Rural/ Metro’s subsidiaries, primarily those

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service.

The Pension Plan was amended on April 8, 2016 (the “curtailment date”), whereby the Pension Plan became frozen for all participants as of June 30, 2016. As part of the freezing of the Pension Plan, no new benefits accrue, no hours of service earned after the freeze date will count in determining a participant’s credited service, and no earnings earned after the freeze date are counted in determining a participant’s average annual earnings. The amendment qualified as a curtailment. The elimination of future years of service and future salaries results in the post-curtailment pension obligation being based on the accumulated benefit obligation rather than the projected benefit obligation. As a result, the Company recognized, effective on the curtailment date, a net curtailment gain of approximately $1.1 million, consisting of a $2.2 million gain from the decrease in the projected benefit obligation and a $1.1 million loss for the elimination of the accumulated net actuarial loss within other comprehensive income (loss) as of the date of the amendment. The net gain of $1.1 million is included in net periodic pension cost for the three and nine months ended September 30, 2016.

The Company has adopted the fair value provisions (as described in Note 2) for the plan assets. The Company categorizes plan assets within a three-level fair value hierarchy.

The fair values of the Pension Plan assets as of September 30, 2016 and December 31, 2015, by asset class were as follows (in thousands):

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$11,230	$327	$—	$11,557
Debt securities	1,761	4,781	—	6,542
Real estate	456	—	1,226	1,682
Total equity securities	$13,447	$5,108	$1,226	$19,781

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$10,350	$277	$—	$10,627
Debt securities	1,560	4,679	—	6,239
Real estate	402	—	1,114	1,516
Total equity securities	$12,312	$4,956	$1,114	$18,382

The real estate balance classified as a Level 3 liability has increased approximately $0.1 million since December 31, 2015 as a result of purchases and net unrealized gains during the nine months ended September 30, 2016.

As of September 30, 2016, there were no amounts of accumulated unrecognized net actuarial gains or losses in accumulated other comprehensive income (loss), before income taxes.

Other Pension Plans

As part of the Company’s acquisitions of SEA and NTEP on January 30, 2015 and September 30, 2015, respectively, the Company acquired defined benefit pension plans with a combined total of $12.9 million in accumulated benefit obligations. The pension plans were fully funded and frozen upon acquisition. These plans were liquidated in the second quarter of 2016.

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

Beginning on May 1, 2015, certain individuals who provide clinical services for the Company and its subsidiaries or professional association affiliates may participate in the Envision Healthcare Holdings, Inc. 2015 Provider Stock Purchase Plan (the “PSPP”), pursuant to which the Company is authorized to issue up to 1.2 million shares of common stock. All active service providers that customarily work more than 120 hours per month and have provided at least 240 hours of service prior to the relevant offering period are eligible to participate in the PSPP. Provider stock purchases are made through paycheck deductions.

Under the terms of both the ESPP and PSPP, employees and service providers may not deduct an amount that would permit such employee or service provider to purchase the Company’s capital stock under all of the Company’s stock purchase plans at a rate that would exceed $25,000 in fair value of capital stock in any offering period. The purchase price of the stock is 90% of the closing price of the common stock on the last trading day of the offering period.

During the three and nine months ended September 30, 2016, employee and provider purchases of common stock through the ESPP and PSPP totaled less than 0.1 million shares. There were no employee or provider purchases of common stock through the ESPP or the PSPP during the three and nine months ended September 30, 2015. Under the terms of the Merger Agreement, the Company has agreed to terminate the ESPP and PSPP upon the consummation of the Mergers.

11.Equity-Based Compensation

Omnibus Incentive Plan

Upon completion of the Company’s initial public offering in August 2013, the then-existing stock compensation plan terminated and the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”) was adopted, pursuant to which options and awards with respect to a total of 16,708,289 shares of common stock are available for grant. As of September 30, 2016, a total of 13,855,157 shares remained available for grant under the Omnibus Incentive Plan. Awards under the Omnibus Incentive Plan include both performance and non-performance based awards. Awards are granted with exercise prices equal to the fair value of the Company’s common stock at the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million. Non-performance based awards have time-based vesting and performance-based awards vest upon achievement of certain market-based objectives. All options have 10-year terms.

During February 2016, the Company adopted a long-term incentive plan (the “2016 LTIP”) which provides stock options, restricted stock units (“RSUs”), and market-based performance share units (“PSUs”) in combination. The stock options and RSUs vest ratably over three years. The PSUs vest based on achievement of both the three-year service condition and market condition. The holders of the RSUs and PSUs are entitled to receive cash dividend equivalents related to regular cash dividends paid by the Company. As of September 30, 2016, the Company had issued awards under the 2016 LTIP including 1,578,173 stock options with grant date fair values of $8.38 and $9.21 per option using the Black-Scholes valuation model, 296,983 RSUs with grant date fair values of $21.99 and $ 24.37  per RSU using the market price on the date of grant, and 598,868 PSUs with grant date fair values of $22.41 and $ 24.84  per PSU using a Monte Carlo simulation model.

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Total equity-based compensation charges of $3.4 million and $9.3 million were recorded for the three and nine months ended September 30, 2016, respectively and $1.8 million and $4.8 million were recorded for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, total unrecognized compensation cost related to unvested awards was $34.4 million, which will be recognized over the weighted average remaining vesting life of 1.7 years.

12.Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $19.9 million and $13.7 million for the three months ended September 30, 2016 and 2015, respectively, and $58.3 million and $40.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company also records certain leasehold improvements and vehicles under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Letters of Credit

As of September 30, 2016 and December 31, 2015, the Company had $134.8 million and $140.8 million, respectively, in outstanding letters of credit.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

District of New York, requesting additional information. The investigation was subsequently expanded to include Rural/Metro’s Kentucky market. Rural/Metro is cooperating with the government and is in the process of providing additional responsive documents. The Company is unable to determine the potential impact, if any, that will result from this investigation.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007, through the present that appears to be primarily focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). During the months of December 2013 and January 2014, several lawsuits filed by whistleblowers on behalf of the federal and certain state governments against HMA were unsealed; the Company is a named defendant in two of these lawsuits (the “HMA Lawsuits”). Although the federal government intervened in these lawsuits in connection with certain of the allegations against HMA, the federal government has not, at this time, intervened in these matters as they relate to the Company. The Company continues to engage in dialogue with the relevant federal government representatives in an effort to reach a resolution of this matter. As the Company and these government representatives have made significant progress towards resolution of these matters, the Company recorded a reserve of $30.0 million as of September 30, 2016, based on the Company’s estimates of probable exposure resulting from the HMA Lawsuits.

On January 8, 2015, the U.S. Attorney’s Office for the District of Arizona issued a Civil Investigative Demand (“CID”) for copies of documents pertaining to ambulance transports provided by Rural/ Metro in its San Diego and Arizona markets. Rural/ Metro cooperated with the government during its investigation and provided responsive documents. In October 2016, the Company was advised that the government’s investigation has been concluded without further action by the U.S. Attorney’s Office.

Following the announcement of the proposed Mergers, a purported stockholder of the Company filed a putative stockholder class action lawsuit against the members of the Company’s Board and Barclays PLC in the Court of Chancery of the state of Delaware on July 15, 2016. The case is captioned Anderson v. Sanger et al., C.A.No. 12561-CB (Del. Ch.). On September 22, 2016, the plaintiff filed an amended complaint, which alleges that the members of Envision Healthcare’s Board violated their fiduciary duties in connection with the proposed Mergers and that Barclays PLC aided and abetted those breaches. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, damages in the event the Mergers are consummated. The time for defendants to move or answer with respect to the amended complaint has not yet expired. The Company believes this lawsuit is without merit and intends to defend the lawsuit vigorously.

On August 31, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action against Envision, the members of Envision Healthcare’s Board, AmSurg and New Amethyst in the United States District Court for the District of Colorado. The case is captioned Voth v. Envision Healthcare Holdings, Inc. et al., No. 1:16-cv-02213 (D. Colo.). The lawsuit alleges that Envision Healthcare and the members of Envision Healthcare’s Board violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading registration statement in connection with the proposed Mergers and that the members of Envision Healthcare’s Board, AmSurg and New Amethyst violated Section 20(a) of the Exchange Act by virtue of their purported status as controlling persons of Envision Healthcare. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, rescission of the Mergers or damages in the event the Mergers are consummated. On September 30, 2016, the plaintiff filed a motion for expedited discovery. On October 20, 2016, the plaintiff filed a notice of withdrawal of the motion for expedited discovery, and on October 21, 2016, the Court denied the motion as moot. The time for defendants to respond to the motion or to move or answer with respect to the complaint has not yet expired. The Company believes this lawsuit is without merit and intends to defend the lawsuit vigorously.

On September 8, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action against Envision, the members of Envision Healthcare’s Board, AmSurg and New Amethyst in the United States District Court for the District of Colorado. The case is captioned LeMay v. Envision Healthcare Holdings, Inc. et al., No. 1:16-cv-02265 (D. Colo.). The lawsuit alleges that Envision Healthcare and the members of Envision Healthcare’s Board

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading registration statement in connection with the proposed Mergers and that the members of Envision Healthcare’s Board, AmSurg and New Amethyst violated Section 20(a) of the Exchange Act by virtue of their purported status as controlling persons of Envision. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, rescission of the Mergers or damages in the event the Mergers are consummated. The time for defendants to move or answer with respect to the complaint has not yet expired. The Company believes this lawsuit is without merit and intends to defend the lawsuit vigorously.

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

The Company’s financial statements include the accounts of these arrangements because they both qualify as VIEs and the Company is the primary beneficiary. All of the VIEs which the Company consolidates have relatively few variable interests, and are primarily related to equity investments, subordinated financial support and management services agreements (“MSAs”) for which the Company is contracted to manage the VIE. Under the MSAs, EmCare provides management services including recruiting, credentialing, billing, payroll, accounting and other various administrative services. The significant judgments involved in determining whether to consolidate relate to the interaction of the decision making rights of each variable interest holder that most significantly impact economic performance. As of September 30, 2016 and December 31, 2015, current assets of VIEs that were consolidated were $311.7 million and $255.9 million, respectively, and current liabilities were $104.7 million and $77.6 million, respectively. The Company has no material unconsolidated VIEs as of September 30, 2016 and December 31, 2015, respectively.

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s operating segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,055,156	$933,941	$3,118,613	$2,688,117
Income from operations	73,585	28,858	198,879	158,964
Adjusted EBITDA	113,870	86,367	305,040	268,665
Healthcare Transportation Services
Net revenue	$583,594	$433,429	$1,758,713	$1,278,013
Income from operations	9,712	31,099	60,713	98,576
Adjusted EBITDA	66,780	56,111	199,200	165,440
Segment Totals
Net revenue	$1,638,750	$1,367,370	$4,877,326	$3,966,130
Income from operations	83,297	59,957	259,592	257,540
Adjusted EBITDA	180,650	142,478	504,240	434,105

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$28,951	$18,570	$91,289	$106,188
Add-back of non-operating expense (income):
Interest expense, net	39,300	27,579	117,751	82,360
Income tax expense (benefit)	16,057	13,795	53,611	69,009
Realized losses (gains) on investments	151	—	191	34
Interest income from restricted assets	(283)	(149)	(749)	(442)
Equity in earnings of unconsolidated subsidiary	(123)	(59)	(1,758)	(202)
Other expense (income), net	(756)	221	(743)	593
Income from operations — segment totals	83,297	59,957	259,592	257,540

Add-back of operating expense (income):
Depreciation and amortization expense	60,886	44,547	178,075	129,364
Restructuring and other charges	164	30,000	7,726	30,000
Severance and related costs	3,381	863	7,953	3,426
Net (income) loss attributable to noncontrolling interest	(3,062)	(1,334)	(10,118)	(3,161)
Interest income from restricted assets	283	149	749	442
Equity-based compensation expense	3,353	1,761	9,290	4,786
Transaction costs	32,348	6,535	50,973	11,708
Adjusted EBITDA	$180,650	$142,478	$504,240	$434,105

	Three Months Ended September 30,		Nine Months Ended September 30,
Facility-Based and Post-Acute Care Physician Services	2016	2015	2016	2015
Adjusted EBITDA	$113,870	$86,367	$305,040	$268,665
Depreciation and amortization expense	(27,317)	(24,744)	(81,964)	(70,831)
Restructuring and other charges	(164)	(30,000)	(7,726)	(30,000)
Severance and related costs	(1,287)	(448)	(3,574)	(2,480)
Net (income) loss attributable to noncontrolling interest	3,062	1,334	10,118	3,161
Interest income from restricted assets	(172)	(38)	(416)	(109)
Equity-based compensation expense	(1,608)	(793)	(4,644)	(2,154)
Transaction costs	(12,799)	(2,820)	(17,955)	(7,288)
Income from operations	$73,585	$28,858	$198,879	$158,964

	Three Months Ended September 30,		Nine Months Ended September 30,
Healthcare Transportation Services	2016	2015	2016	2015
Adjusted EBITDA	$66,780	$56,111	$199,200	$165,440
Depreciation and amortization expense	(33,569)	(19,803)	(96,111)	(58,533)
Severance and related costs	(2,094)	(415)	(4,379)	(946)
Interest income from restricted assets	(111)	(111)	(333)	(333)
Equity-based compensation expense	(1,745)	(968)	(4,646)	(2,632)
Transaction costs	(19,549)	(3,715)	(33,018)	(4,420)
Income from operations	$9,712	$31,099	$60,713	$98,576

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidating Balance Sheet

As of September 30, 2016

(in thousands, unaudited)

	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$5	$190,028	$—	$190,033
Insurance collateral	—	52,646	—	52,646
Trade and other accounts receivable, net	—	1,341,202	—	1,341,202
Parts and supplies inventory	—	38,739	—	38,739
Prepaids and other current assets	—	81,265	—	81,265
Total current assets	5	1,703,880	—	1,703,885
Property, plant, and equipment, net	—	383,947	—	383,947
Intangible assets, net	—	1,062,400	—	1,062,400
Goodwill	—	3,386,263	—	3,386,263
Other long-term assets	104	119,313	(104)	119,313
Investment in wholly owned subsidiary	2,061,948	—	(2,061,948)	—
Total assets	$2,062,057	$6,655,803	$(2,062,052)	$6,655,808
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$65,686	$—	$65,686
Accrued liabilities	—	666,794	—	666,794
Current portion of long-term debt and capital lease obligations	—	24,904	—	24,904
Total current liabilities	—	757,384	—	757,384
Long-term debt and capital lease obligations	—	3,055,440	—	3,055,440
Deferred income taxes	—	388,765	(104)	388,661
Insurance reserves	—	255,674	—	255,674
Other long-term liabilities	—	66,946	—	66,946
Total liabilities	—	4,524,209	(104)	4,524,105
Equity:
Common stock	1,872	—	—	1,872
Preferred stock	—	—	—	—
Additional paid-in capital	1,690,833	1,623,331	(1,623,331)	1,690,833
Retained earnings	369,912	439,177	(439,177)	369,912
Accumulated other comprehensive income (loss)	(560)	(560)	560	(560)
Total Envision Healthcare Holdings, Inc. equity	2,062,057	2,061,948	(2,061,948)	2,062,057
Noncontrolling interest	—	69,646	—	69,646
Total equity	2,062,057	2,131,594	(2,061,948)	2,131,703
Total liabilities and equity	$2,062,057	$6,655,803	$(2,062,052)	$6,655,808

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended September 30, 2016
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,638,750	$—	$1,638,750
Compensation and benefits	—	1,159,244	—	1,159,244
Operating expenses	—	256,481	—	256,481
Insurance expense	—	35,925	—	35,925
Selling, general and administrative expenses	—	42,753	—	42,753
Depreciation and amortization expense	—	60,886	—	60,886
Restructuring and other charges	—	164	—	164
Income (loss) from operations	—	83,297	—	83,297
Interest income from restricted assets	—	283	—	283
Interest expense, net	—	(39,300)	—	(39,300)
Realized gains (losses) on investments	—	(151)	—	(151)
Other income (expense), net	757	(1)	—	756
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	757	44,128	—	44,885
Income tax benefit (expense)	(286)	(15,771)	—	(16,057)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	471	28,357	—	28,828
Equity in net income (loss) of subsidiary	25,418	—	(25,418)	—
Equity in earnings of unconsolidated subsidiary	—	123	—	123
Net income (loss)	25,889	28,480	(25,418)	28,951
Less: Net (income) loss attributable to noncontrolling interest	—	(3,062)	—	(3,062)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$25,889	$25,418	$(25,418)	$25,889

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Three Months Ended September 30, 2015
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$1,367,370	$—	$1,367,370
Compensation and benefits	—	997,213	—	997,213
Operating expenses	—	165,099	—	165,099
Insurance expense	—	41,091	—	41,091
Selling, general and administrative expenses	—	29,463	—	29,463
Depreciation and amortization expense	—	44,547	—	44,547
Restructuring and other charges	—	30,000	—	30,000
Income from operations	—	59,957	—	59,957
Interest income from restricted assets	—	149	—	149
Interest expense, net	—	(27,579)	—	(27,579)
Realized gains (losses) on investments	—	—	—	—
Other income (expense), net	(154)	(67)	—	(221)
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	(154)	32,460	—	32,306
Income tax benefit (expense)	63	(13,858)	—	(13,795)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	(91)	18,602	—	18,511
Equity in net income (loss) of subsidiary	17,327	—	(17,327)	—
Equity in earnings of unconsolidated subsidiary	—	59	—	59
Net income (loss)	17,236	18,661	(17,327)	18,570
Less: Net (income) loss attributable to noncontrolling interest	—	(1,334)	—	(1,334)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$17,236	$17,327	$(17,327)	$17,236

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

(in thousands, unaudited)

	Nine Months Ended September 30, 2016
	EVHC	Corporation
	(excluding	and	Consolidating
	Corporation)	Subsidiaries	Adjustments	Total
Net revenue	$—	$4,877,326	$—	$4,877,326
Compensation and benefits	—	3,427,921	—	3,427,921
Operating expenses	—	772,877	—	772,877
Insurance expense	—	108,799	—	108,799
Selling, general and administrative expenses	—	122,336	—	122,336
Depreciation and amortization expense	—	178,075	—	178,075
Restructuring and other charges	—	7,726	—	7,726
Income from operations	—	259,592	—	259,592
Interest income from restricted assets	—	749	—	749
Interest expense, net	—	(117,751)	—	(117,751)
Realized gains (losses) on investments	—	(191)	—	(191)
Other income (expense), net	720	23	—	743
Income (loss) before taxes and equity in earnings of unconsolidated subsidiary	720	142,422	—	143,142
Income tax benefit (expense)	(272)	(53,339)	—	(53,611)
Income (loss) before equity in net income (loss) of subsidiary and equity in earnings of unconsolidated subsidiary	448	89,083	—	89,531
Equity in net income (loss) of subsidiary	80,723	—	(80,723)	—
Equity in earnings of unconsolidated subsidiary	—	1,758	—	1,758
Net income (loss)	81,171	90,841	(80,723)	91,289
Less: Net (income) loss attributable to noncontrolling interest	—	(10,118)	—	(10,118)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$81,171	$80,723	$(80,723)	$81,171

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

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30, 2016
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(552)	$252,985	$252,433
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(15,459)	(15,459)
Sales and maturities of available-for-sale securities	—	3,869	3,869
Purchase of property, plant and equipment	—	(125,738)	(125,738)
Proceeds from sale of property, plant and equipment	—	202	202
Acquisition of businesses, net of cash received	—	(180,867)	(180,867)
Net change in insurance collateral	—	33,859	33,859
Other investing activities	—	(3,033)	(3,033)
Net cash provided by (used in) investing activities	—	(287,167)	(287,167)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	315,000	315,000
Repayments of the ABL Facility	—	(210,000)	(210,000)
Repayments of the Term Loan	—	(17,529)	(17,529)
Debt issuance costs	—	(709)	(709)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	2,644	2,644
Excess tax benefits from equity-based compensation	—	1,324	1,324
Contributions from noncontrolling interest, net	—	(8,833)	(8,833)
Other financing activities	—	1,193	1,193
Net intercompany borrowings (payments)	552	(552)	—
Net cash provided by (used in) financing activities	552	82,538	83,090
Change in cash and cash equivalents	—	48,356	48,356
Cash and cash equivalents, beginning of period	5	141,672	141,677
Cash and cash equivalents, end of period	$5	$190,028	$190,033

ENVISION HEALTHCARE HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

(in thousands, unaudited)

	Nine Months Ended September 30, 2015
	EVHC
	(excluding	Corporation and
	Corporation)	Subsidiaries	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(315)	$195,260	$194,945
Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(2,507)	(2,507)
Sales and maturities of available-for-sale securities	—	9,409	9,409
Purchase of property, plant and equipment	—	(65,687)	(65,687)
Proceeds from sale of property, plant and equipment	—	377	377
Acquisition of businesses, net of cash received	—	(568,570)	(568,570)
Net change in insurance collateral	—	(1,250)	(1,250)
Other investing activities	—	(1,226)	(1,226)
Net cash provided by (used in) investing activities	—	(629,454)	(629,454)
Cash Flows from Financing Activities
Borrowings under the ABL Facility	—	365,000	365,000
Repayments of the ABL Facility	—	(155,000)	(155,000)
Repayments of the Term Loan	—	(10,029)	(10,029)
Debt issuance costs	—	(27)	(27)
Proceeds from stock options exercised and issuance of shares under employee stock purchase plan and provider stock purchase plan	—	11,767	11,767
Excess tax benefits from equity-based compensation	—	34,051	34,051
Contributions from noncontrolling interest, net	—	100	100
Other financing activities	—	(358)	(358)
Net intercompany borrowings (payments)	315	(315)	—
Net cash provided by (used in) financing activities	315	245,189	245,504
Change in cash and cash equivalents	—	(189,005)	(189,005)
Cash and cash equivalents, beginning of period	5	318,890	318,895
Cash and cash equivalents, end of period	$5	$129,885	$129,890

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the SEC, and we undertake no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Quarterly Report on Form 10-Q and in our other filings with the SEC from time to time, including the risks described in Item 1A “Risk Factors” of Part II of this Form 10-Q, each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, respectively, and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Most of the provisions of the PPACA that seek to decrease the number of uninsured became effective January 1, 2014. Based on the government’s March 2016 projection, by 2025, the PPACA will expand coverage to 24 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. The employer mandate, which requires firms with 100 or more full-time employees to offer health insurance or pay fines, became effective on January 1, 2015.

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

	Percentage of Cash
	Collections (Net Revenue)
	For the quarter ended
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	24.5%	25.2%	24.5%	24.7%	25.3%	25.2%	25.4%
Medicaid	9.7	9.8	9.7	9.7	9.0	8.7	9.0
Commercial insurance and managed care	42.3	40.9	41.7	42.9	44.3	45.8	44.7
Self-pay	2.6	2.6	2.5	2.4	2.2	2.4	2.5
Fees	12.4	12.6	12.8	11.3	9.8	9.4	9.0
Subsidies	8.5	8.9	8.8	9.0	9.4	8.5	9.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Percentage of Total
	Volume
	For the quarter ended
	2016			2015
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Medicare	32.0%	32.5%	33.1%	31.4%	31.1%	31.8%	31.8%
Medicaid	25.4	26.0	25.2	25.2	23.9	24.8	24.3
Commercial insurance and managed care	27.8	27.1	27.5	28.9	30.3	29.1	29.2
Self-pay	14.8	14.4	14.2	14.5	14.7	14.3	14.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2016, approximately 65% was derived from our hospital contracts for emergency department staffing, 11% from our hospitalist/inpatient services, 11% from our post-acute care services, 6% from contracts related to anesthesiology services, 4% from our locum tenens services, 2% from our surgery services, 1% from our radiology/tele-radiology services, and less than 1% from other hospital management services. Approximately 80% of EmCare’s net revenue was generated from billings to third-party payors and patients for patient encounters and approximately 20% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

AMR

Approximately 80% of AMR’s net revenue for the nine months ended September 30, 2016, was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. AMR’s measures for transport net revenue include:

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

Rate Changes by Other Government Sponsored Programs

Medicare reimburses us for ambulance services based on its national fee schedule for payment of ambulance transport services. While additional ambulance fee schedule reductions were scheduled to go into effect in 2014, congressional action delayed the reduction, and Congress has extended Medicare ambulance add-on payments, until January 1, 2018. Reductions in the ambulance service rate under the national ambulance fee schedule have adversely impacted AMR’s net revenues in prior years. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business. Although we have previously been able to substantially mitigate the impact of previous reductions in AMR’s rate changes through additional fee and subsidy increases, we may not be able to do so in the future.

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

Federal deficit reduction initiatives have resulted in lower levels of Medicare spending and decreased reimbursements rates since 2011. The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates, which began in April 2013. These annual reductions of 2%, on average, apply to mandatory and discretionary spending. Unless Congress takes action in the future to modify these sequestrations. Medicare reimbursements will continue to be reduced by 2%, on average, annually.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 8.2% and 7.5% of AMR’s operating expenses for the three and nine months ended September 30, 2016, respectively, as compared to 9.6% and 8.9% for the corresponding periods in 2015, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in the Company’s 2015 Form 10-K. As of September 30, 2016, there were no significant changes in our critical accounting policies or estimation procedures.

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

The Company’s reportable operating segment results were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Facility-Based and Post-Acute Care Physician Services
Net revenue	$1,055,156	$933,941	$3,118,613	$2,688,117
Income from operations	73,585	28,858	198,879	158,964
Adjusted EBITDA	113,870	86,367	305,040	268,665
Healthcare Transportation Services
Net revenue	$583,594	$433,429	$1,758,713	$1,278,013
Income from operations	9,712	31,099	60,713	98,576
Adjusted EBITDA	66,780	56,111	199,200	165,440
Segment Totals
Net revenue	$1,638,750	$1,367,370	$4,877,326	$3,966,130
Income from operations	83,297	59,957	259,592	257,540
Adjusted EBITDA	180,650	142,478	504,240	434,105

A reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$28,951	$18,570	$91,289	$106,188
Add-back of non-operating expense (income):
Interest expense, net	39,300	27,579	117,751	82,360
Income tax expense (benefit)	16,057	13,795	53,611	69,009
Realized losses (gains) on investments	151	—	191	34
Interest income from restricted assets	(283)	(149)	(749)	(442)
Equity in earnings of unconsolidated subsidiary	(123)	(59)	(1,758)	(202)
Other expense (income), net	(756)	221	(743)	593
Income from operations — segment totals	83,297	59,957	259,592	257,540

Add-back of operating expense (income):
Depreciation and amortization expense	60,886	44,547	178,075	129,364
Restructuring and other charges	164	30,000	7,726	30,000
Severance and related costs	3,381	863	7,953	3,426
Net (income) loss attributable to noncontrolling interest	(3,062)	(1,334)	(10,118)	(3,161)
Interest income from restricted assets	283	149	749	442
Equity-based compensation expense	3,353	1,761	9,290	4,786
Transaction costs	32,348	6,535	50,973	11,708
Adjusted EBITDA	$180,650	$142,478	$504,240	$434,105

	Three Months Ended September 30,		Nine Months Ended September 30,
Facility-Based and Post-Acute Care Physician Services	2016	2015	2016	2015
Adjusted EBITDA	$113,870	$86,367	$305,040	$268,665
Depreciation and amortization expense	(27,317)	(24,744)	(81,964)	(70,831)
Restructuring and other charges	(164)	(30,000)	(7,726)	(30,000)
Severance and related costs	(1,287)	(448)	(3,574)	(2,480)
Net (income) loss attributable to noncontrolling interest	3,062	1,334	10,118	3,161
Interest income from restricted assets	(172)	(38)	(416)	(109)
Equity-based compensation expense	(1,608)	(793)	(4,644)	(2,154)
Transaction costs	(12,799)	(2,820)	(17,955)	(7,288)
Income from operations	$73,585	$28,858	$198,879	$158,964

	Three Months Ended September 30,		Nine Months Ended September 30,
Healthcare Transportation Services	2016	2015	2016	2015
Adjusted EBITDA	$66,780	$56,111	$199,200	$165,440
Depreciation and amortization expense	(33,569)	(19,803)	(96,111)	(58,533)
Severance and related costs	(2,094)	(415)	(4,379)	(946)
Interest income from restricted assets	(111)	(111)	(333)	(333)
Equity-based compensation expense	(1,745)	(968)	(4,646)	(2,632)
Transaction costs	(19,549)	(3,715)	(33,018)	(4,420)
Income from operations	$9,712	$31,099	$60,713	$98,576

Results of Operations

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 for the Company and our two reportable operating segments.

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Three Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,638,750	100.0%	$1,367,370	100.0%
Compensation and benefits	1,159,244	70.7	997,213	72.9
Operating expenses	256,481	15.7	165,099	12.1
Insurance expense	35,925	2.2	41,091	3.0
Selling, general and administrative expenses	42,753	2.6	29,463	2.2
Depreciation and amortization expense	60,886	3.7	44,547	3.2
Restructuring and other charges	164	0.0	30,000	2.2
Income from operations	83,297	5.1	59,957	4.4
Interest income from restricted assets	283	0.0	149	0.0
Interest expense, net	(39,300)	(2.4)	(27,579)	(2.0)
Realized gains (losses) on investments	(151)	(0.0)	—	—
Other income (expense), net	756	0.0	(221)	(0.0)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	44,885	2.7	32,306	2.4
Income tax benefit (expense)	(16,057)	(0.9)	(13,795)	(1.0)
Income (loss) before equity in earnings of unconsolidated subsidiary	28,828	1.8	18,511	1.4
Equity in earnings of unconsolidated subsidiary	123	0.0	59	0.0
Net income (loss)	28,951	1.8	18,570	1.4
Less: Net (income) loss attributable to noncontrolling interest	(3,062)	(0.2)	(1,334)	(0.1)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$25,889	1.6%	$17,236	1.3%

Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$4,877,326	100.0%	$3,966,130	100.0%
Compensation and benefits	3,427,921	70.3	2,874,328	72.5
Operating expenses	772,877	15.8	472,954	11.9
Insurance expense	108,799	2.2	114,783	2.9
Selling, general and administrative expenses	122,336	2.5	87,161	2.2
Depreciation and amortization expense	178,075	3.7	129,364	3.3
Restructuring and other charges	7,726	0.2	30,000	0.8
Income from operations	259,592	5.3	257,540	6.4
Interest income from restricted assets	749	0.0	442	0.0
Interest expense, net	(117,751)	(2.4)	(82,360)	(2.1)
Realized gains (losses) on investments	(191)	(0.0)	(34)	(0.0)
Other income (expense), net	743	0.0	(593)	(0.0)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	143,142	2.9	174,995	4.3
Income tax benefit (expense)	(53,611)	(1.1)	(69,009)	(1.7)
Income (loss) before equity in earnings of unconsolidated subsidiary	89,531	1.8	105,986	2.6
Equity in earnings of unconsolidated subsidiary	1,758	0.1	202	0.0
Net income (loss)	91,289	1.9	106,188	2.6
Less: Net (income) loss attributable to noncontrolling interest	(10,118)	(0.2)	(3,161)	(0.1)
Net income (loss) attributable to Envision Healthcare Holdings, Inc.	$81,171	1.7%	$103,027	2.5%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

EmCare

	Three Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,055,156	100.0%	$933,941	100.0%
Compensation and benefits	816,349	77.3	758,379	81.2
Operating expenses	92,687	8.8	46,417	5.0
Insurance expense	22,026	2.1	28,511	3.1
Selling, general and administrative expenses	23,028	2.2	17,032	1.8
Depreciation and amortization expense	27,317	2.6	24,744	2.6
Restructuring and other charges	164	0.0	30,000	3.2
Income from operations	$73,585	7.0%	$28,858	3.1%

	Nine Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$3,118,613	100.0%	$2,688,117	100.0%
Compensation and benefits	2,420,857	77.6	2,175,715	81.0
Operating expenses	278,161	8.9	124,638	4.6
Insurance expense	64,021	2.1	77,645	2.9
Selling, general and administrative expenses	67,005	2.2	50,324	1.9
Depreciation and amortization expense	81,964	2.6	70,831	2.6
Restructuring and other charges	7,726	0.2	30,000	1.1
Income from operations	$198,879	6.4%	$158,964	5.9%

Segment Results of Operations and as a Percentage of Net Revenue

(in thousands, unaudited)

AMR

	Three Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$583,594	100.0%	$433,429	100.0%
Compensation and benefits	342,895	58.7	238,834	55.1
Operating expenses	163,794	28.1	118,682	27.4
Insurance expense	13,899	2.4	12,580	2.9
Selling, general and administrative expenses	19,725	3.4	12,431	2.9
Depreciation and amortization expense	33,569	5.7	19,803	4.5
Income from operations	$9,712	1.7%	$31,099	7.2%

	Nine Months Ended September 30,
		% of net		% of net
	2016	revenue	2015	revenue
Net revenue	$1,758,713	100.0%	$1,278,013	100.0%
Compensation and benefits	1,007,064	57.3	698,613	54.7
Operating expenses	494,716	28.1	348,316	27.2
Insurance expense	44,778	2.5	37,138	2.9
Selling, general and administrative expenses	55,331	3.1	36,837	2.9
Depreciation and amortization expense	96,111	5.5	58,533	4.6
Income from operations	$60,713	3.5%	$98,576	7.7%

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Consolidated

Our results for the three months ended September 30, 2016, reflect an increase in net revenue of $271.4 million and an increase in net income of $10.4 million compared to the three months ended September 30, 2015. The increase in net income was attributable primarily to the increase in net revenue in the quarter and a $30.0 million reserve recorded during the third quarter of 2015 for the HMA Lawsuits, partially offset by increased acquisition-related depreciation and amortization expense, interest expense on the additional $1.0 billion of term loans borrowed during the fourth quarter of 2015, and higher transaction costs during 2016, largely related to the proposed Mergers and the integration of the Rural/ Metro acquisition.

Net revenue. For the three months ended September 30, 2016, we generated net revenue of $1,638.8 million compared to $1,367.4 million for the three months ended September 30, 2015, an increase of 19.8%. The increase was attributable primarily to an increase in net revenue from acquisitions of 16.1%, combined with organic net revenue growth of 3.7%.

Adjusted EBITDA. For the three months ended September 30, 2016, Adjusted EBITDA was $180.7 million, or 11.0% of net revenue, compared to $142.5 million, or 10.4% of net revenue, for the three months ended September 30, 2015. Adjusted EBITDA margin was favorably impacted by lower provider compensation and reduced insurance expense.

Restructuring and other charges. For the three months ended September 30, 2016, restructuring and other charges was $0.2 million compared to $30.0 million for the three months ended September 30, 2015. The decrease was attributable to the $30.0 million reserve recorded for the HMA Lawsuits in the third quarter of 2015.

Interest expense, net. For the three months ended September 30, 2016, interest expense was $39.3 million compared to $27.6 million for the three months ended September 30, 2015. The increase was primarily attributable to the $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Other income (expense), net. For the three months ended September 30, 2016, other income (expense), net was $0.8 million of income compared to $0.2 million of expense for the three months ended September 30, 2015.

Income tax benefit (expense). For the three months ended September 30, 2016, income tax expense was $16.1 million compared to income tax expense of $13.8 million for the three months ended September 30, 2015.  Our effective tax rate was 35.8% and 42.7% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 was impacted by non-controlling interests.

EmCare

Net revenue. For the three months ended September 30, 2016, EmCare generated net revenue of $1,055.2 million compared to $933.9 million for the three months ended September 30, 2015, an increase of $121.3 million, or 13.0%. The increase was due to acquisition growth, net revenue growth at existing contracts, the Florida health plan contract at Evolution Health, which commenced in the fourth quarter of 2015, and initial benefits from our participation in bundled payment models.

Net revenue from recent acquisitions increased by $83.7 million during the three months ended September 30, 2016. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $47.5 million, or 6.0%, for the three months ended September 30, 2016. The change was due to a 4.3% increase in revenue per weighted patient encounter. Rate grew by 3.4% from hospital-based services, driven primarily by an increase in anesthesia yield, and a positive rate impact of 0.9% from Evolution Health. Patient volume from hospital-based services grew by 1.7%.

Net new contracts since September 30, 2015 accounted for a net revenue decrease of $9.9 million for the three months ended September 30, 2016, consisting of a net decrease of $12.3 million from net new contracts added in 2016 driven by the exit of certain unprofitable contracts and the restructuring of an EmCare contract to a master services agreement, partially offset by an increase of $2.4 million from net new contracts added in 2015.

Compensation and benefits. For the three months ended September 30, 2016, compensation and benefits costs were $816.3 million, or 77.3% of net revenue, compared to $758.4 million, or 81.2% of net revenue, for the three months ended September 30, 2015. As a percentage of net revenue, the decrease primarily relates to Evolution Health’s recently launched contract with a Florida health plan. Under this contract, we are responsible for the cost of patient care, the majority of which is included within operating expenses. Additionally, the decrease as a percentage of net revenue reflects the impact of increases in provider compensation costs in the third quarter of 2015 based on anticipated volume and hospital expectations. Provider compensation costs increased $12.6 million from net new contract additions and acquisitions and $23.7 million from same store contracts. Non-provider compensation and total benefits costs increased by $21.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to costs from acquisition growth.

Operating expenses. For the three months ended September 30, 2016, operating expenses were $92.7 million, or 8.8% of net revenue, compared to $46.4 million, or 5.0% of net revenue, for the three months ended September 30, 2015.

The increase was due primarily to operating expenses from Evolution Health’s recently launched contract with a Florida health plan, which commenced in the fourth quarter of 2015 and transaction costs largely related to the proposed Mergers.

Insurance expense. For the three months ended September 30, 2016, professional liability insurance expense was $22.0 million, or 2.1% of net revenue, compared to $28.5 million, or 3.1% of net revenue, for the three months ended September 30, 2015. We recorded a decrease of prior year insurance provisions of $1.8 million during the three months ended September 30, 2016 compared to an increase of $4.2 million for the three months ended September 30, 2015.

Selling, general and administrative. For the three months ended September 30, 2016, selling, general, and administrative expense was $23.0 million, or 2.2% of net revenue, compared to $17.0 million, or 1.8% of net revenue, for the three months ended September 30, 2015. The increase was due primarily to acquisitions completed during the 2016 period.

Depreciation and amortization. For the three months ended September 30, 2016, depreciation and amortization expense was $27.3 million, or 2.6% of net revenue, compared to $24.7 million, or 2.6% of net revenue, for the three months ended September 30, 2015. The increase was due primarily to acquisitions completed during the 2016 period.

AMR

Net revenue. For the three months ended September 30, 2016, AMR generated net revenue of $583.6 million compared to $433.4 million for the three months ended September 30, 2015, representing an increase of $150.2 million, or 34.6%. The increase in net revenue was due primarily to recent acquisition growth of $136.2 million, or 31.4%, combined with net new contract growth of $9.4 million, or 2.2%, and existing market growth of $4.6 million, or 1.0%.

Weighted transports increased 335,300 from the period last year. The change was due to an increase of 328,700 weighted transports from recent acquisitions and our entry into new markets and an increase of 1.8%, or 13,300 weighted transports, in existing markets, offset by a decrease of 6,700 weighted transports from exited markets. From a volume perspective, net revenue increased by $171.2 million from increased weighted transport volume attributable to recent acquisitions and our entry into new markets, offset by a decrease of $21.0 million in net revenue per weighted transport.

Compensation and benefits. For the three months ended September 30, 2016, compensation and benefits costs were $342.9 million, or 58.7% of net revenue, compared to $238.8 million, or 55.1% of net revenue, for the three months ended September 30, 2015. The increase in expense was primarily due to additional compensation and benefits costs from recent acquisitions and our entry into new markets. Ambulance crew wages per ambulance unit hour increased by approximately 1.2%, equating to a total increase of $2.5 million, and ambulance unit hours increased period over period by 42.8%, or $61.2 million due to staffing level increases necessary to improve compliance with response-time commitments within certain Rural/Metro markets. Non-crew compensation increased period over period by $26.3 million primarily due to increased costs from recent acquisitions. Total benefits related costs increased $13.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $0.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Operating expenses. For the three months ended September 30, 2016, operating expenses were $163.8 million, or 28.1% of net revenue, compared to $118.7 million, or 27.4% of net revenue, for the three months ended September 30, 2015. The change was due primarily to increased costs of $24.2 million associated with recent acquisitions and net new markets, increased transaction costs largely related to the proposed Mergers and the Rural/ Metro acquisition of $14.9 million and increased other miscellaneous net operating costs of $6.0 million.

Insurance expense. For the three months ended September 30, 2016, insurance expense was $13.9 million, or 2.5% of net revenue, compared to $12.6 million, or 2.9% of net revenue, for the three months ended September 30, 2015. We recorded a decrease of prior year insurance provisions of $3.8 million during the three months ended September 30, 2016 compared to an increase of $0.9 million during the three months ended September 30, 2015.

Selling, general and administrative. For the three months ended September 30, 2016, selling, general, and administrative expense was $19.7 million, or 3.4% of net revenue, compared to $12.4 million, or 2.9% of net revenue, for the three months ended September 30, 2015. The increase was primarily due to additional costs from our entry into new markets and recent acquisitions.

Depreciation and amortization. For the three months ended September 30, 2016, depreciation and amortization expense was $33.6 million, or 5.7% of net revenue, compared to $19.8 million, or 4.5% of net revenue, for the three months ended September 30, 2015. The increase was primarily due to recent acquisitions.

Nine months ended September 30, 2016, compared to the Nine months ended September 30, 2015

Consolidated

Our results for the nine months ended September 30, 2016, reflect an increase in net revenue of $911.2 million and a decrease in net income of $14.9 million compared to the nine months ended September 30, 2015. The decrease in net income was attributable primarily to acquisition-related depreciation and amortization expense, interest expense on the additional $1.0 billion of term loans borrowed during the fourth quarter of 2015, restructuring charges related to the efforts to enhance EmCare’s operational efficiency, and transaction costs largely related to the proposed Mergers and the integration of the Rural/ Metro acquisition, offset by the $30.0 million reserve recorded during the third quarter of 2015 for the HMA Lawsuits.

Net revenue. For the nine months ended September 30, 2016, we generated net revenue of $4,877.3 million compared to $3,966.1 million for the nine months ended September 30, 2015, an increase of 23.0%. The increase was attributable primarily to higher volume from acquisitions of 18.4%, combined with organic net revenue growth of 4.6%.

Adjusted EBITDA. For the nine months ended September 30, 2016, Adjusted EBITDA was $504.2 million, or 10.3% of net revenue, compared to $434.1 million, or 10.9% of net revenue, for the nine months ended September 30, 2015. Adjusted EBITDA margin was primarily impacted by increased operating expense related to the initial phase of the Florida health plan contract at Evolution Health and results of Rural/ Metro. During the nine months ended September 30, 2016, staffing levels were increased to improve compliance with response-time commitments within certain Rural/Metro markets.

Restructuring and other charges. For the nine months ended September 30, 2016, restructuring and other charges was $7.7 million related primarily to the efforts to enhance EmCare’s operational efficiency. For the nine months ended September 30, 2015, restructuring and other charges was $30.0 million related to the reserve recorded for the HMA Lawsuits.

Interest expense, net. For the nine months ended September 30, 2016, interest expense was $117.8 million compared to $82.4 million for the nine months ended September 30, 2015. The increase was primarily attributable to the $1.0 billion of term loans borrowed during the fourth quarter of 2015.

Other income (expense), net. For the nine months ended September 30, 2016, other income (expense), net, was $0.7 million of income compared to $0.6 million of expense for the nine months ended September 30, 2015.

Income tax benefit (expense). For the nine months ended September 30, 2016, income tax expense was $53.6 million compared to income tax expense of $69.0 million for the nine months ended September 30, 2015.  Our effective tax rate was 37.5% and 39.4% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the nine months ended September 30, 2016 was impacted by non-controlling interests.

EmCare

Net revenue. For the nine months ended September 30, 2016, EmCare generated net revenue of $3,118.6 million compared to $2,688.1 million for the nine months ended September 30, 2015, an increase of $430.5 million, or 16.0%.

The increase was due to acquisition growth and organic net revenue growth, including the Florida health plan contract at Evolution Health.

Net revenue from recent acquisitions increased $292.8 million during the nine months ended September 30, 2016. Net revenue under our same store contracts (contracts in existence for the entirety of both periods) increased $90.7 million, or 5.0%, for the nine months ended September 30, 2016. The change was due to a 1.5% increase in revenue per weighted patient encounter. Rate grew by 1.7% from hospital-based services, driven primarily by an increase in anesthesia yield, and a negative rate impact of 0.2% from Evolution Health. Patient volume from hospital-based services grew by 3.5%.

Net new contracts since September 30, 2015 accounted for a net revenue increase of $47.0 million for the nine months ended September 30, 2016, of which there was a net increase of $9.2 million from net new contracts added in 2016, and an increase of $37.8 million from net new contracts added in 2015.

Compensation and benefits. For the nine months ended September 30, 2016, compensation and benefits costs were $2,420.9 million, or 77.6% of net revenue, compared to $2,175.7 million, or 81.0% of net revenue, for the nine months ended September 30, 2015. As a percentage of net revenue, the decrease primarily relates to Evolution Health’s recently launched contract with a Florida health plan. Under this contract, we are responsible for the cost of patient care, the majority of which is included within operating expenses. Provider compensation costs increased $92.3 million from net new contract additions and acquisitions and $55.8 million from same store contracts. Non-provider compensation and total benefits costs increased by $97.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to costs from acquisition growth.

Operating expenses. For the nine months ended September 30, 2016, operating expenses were $278.2 million, or 8.9% of net revenue, compared to $124.6 million, or 4.6% of net revenue, for the nine months ended September 30, 2015. The increase was due primarily to operating expenses from Evolution Health’s recently launched contract with a Florida health plan, which commenced in the fourth quarter of 2015 and transaction costs largely related to the proposed Mergers.

Insurance expense. For the nine months ended September 30, 2016, professional liability insurance expense was $64.0 million, or 2.1% of net revenue, compared to $77.6 million, or 2.9% of net revenue, for the nine months ended September 30, 2015. We recorded a decrease of prior year insurance provisions of $6.1 million during the nine months ended September 30, 2016 compared to an increase of $7.1 million for the nine months ended September 30, 2015.

Selling, general and administrative. For the nine months ended September 30, 2016, selling, general, and administrative expense was $67.0 million, or 2.2% of net revenue, compared to $50.3 million, or 1.9% of net revenue, for the nine months ended September 30, 2015. The increase was due primarily to acquisitions.

Depreciation and amortization. For the nine months ended September 30, 2016, depreciation and amortization expense was $82.0 million, or 2.6% of net revenue, compared to $70.8 million, or 2.6% of net revenue, for the nine months ended September 30, 2015. The increase was due to amortization of acquired intangible assets.

AMR

Net revenue. For the nine months ended September 30, 2016, AMR generated net revenue of $1,758.7 million compared to $1,278.0 million for the nine months ended September 30, 2015, representing an increase of $480.7 million, or 37.6%. The increase in net revenue was due primarily to recent acquisition growth of $436.2 million, or 34.1%, combined with existing market growth of $27.0 million, or 2.1%, and net new contract growth of $17.5 million, or 1.4%.

Weighted transports increased 1,039,300 from the period last year. The change was due to an increase of 1,002,800 weighted transports from recent acquisitions and our entry into new markets and an increase of 3.1%, or 68,600 weighted transports, in existing markets, offset by a decrease of 32,100 weighted transports from exited markets. From a volume perspective, net revenue increased $530.5 million from increased weighted transport volume attributable to recent acquisitions and our entry into new markets, offset by a decrease of $49.8 million in net revenue per weighted transport.

Compensation and benefits. For the nine months ended September 30, 2016, compensation and benefits costs were $1,007.1 million, or 57.3% of net revenue, compared to $698.6 million, or 54.7% of net revenue, for the nine months ended September 30, 2015. The increase in expense was primarily due to additional compensation and benefits costs from recent acquisitions and new markets. Ambulance crew wages per ambulance unit hour increased by approximately 1.3%, equating to a total increase of $7.5 million, and ambulance unit hours increased period over period by 44.5%, or $184.2 million due to staffing level increases necessary to improve compliance with response-time commitments within certain Rural/Metro markets. Non-crew compensation increased period over period by $64.1 million primarily due to increased costs from recent acquisitions. Total benefits related costs increased $51.1 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due primarily to the impact from markets entered and recent acquisitions. Other compensation costs increased $1.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating expenses. For the nine months ended September 30, 2016, operating expenses were $494.7 million, or 28.1% of net revenue, compared to $348.3 million, or 27.2% of net revenue, for the nine months ended September 30, 2015. The change was due primarily to increased costs of $99.1 million associated with recent acquisitions and net new markets, increased transaction costs of $27.6 million, largely related to the proposed Mergers and the integration of the Rural/ Metro acquisition, increased costs of $5.9 million associated with our existing managed transportation business and increased other miscellaneous net operating costs of $13.8 million.

Insurance expense. For the nine months ended September 30, 2016, insurance expense was $44.8 million, or 2.5% of net revenue, compared to $37.1 million, or 2.9% of net revenue, for the nine months ended September 30, 2015. We recorded a decrease of prior year insurance provisions of $1.2 million during the nine months ended September 30, 2016 compared to an increase of $2.0 million during the nine months ended September 30, 2015.

Selling, general and administrative. For the nine months ended September 30, 2016, selling, general, and administrative expense was $55.3 million, or 3.1% of net revenue, compared to $36.8 million, or 2.9% of net revenue, for the nine months ended September 30, 2015. The increase was primarily due to additional costs from our entry into new markets and recent acquisitions.

Depreciation and amortization. For the nine months ended September 30, 2016, depreciation and amortization expense was $96.1 million, or 5.5% of net revenue, compared to $58.5 million, or 4.6% of net revenue, for the nine months ended September 30, 2015. The increase was primarily due to recent acquisitions.

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

As of September 30, 2016, we had total indebtedness, including capital leases, of $3,118.4 million, including $750.0 million of the 2022 Notes, $2,258.7 million of borrowings under the Term Loan Facility, $105.0 million of borrowings under our ABL Facility, which provides for up to $550 million of senior secured first priority borrowings, and approximately $4.7 million of other long-term indebtedness.

On October 21, 2015, the Company’s board of directors authorized a share repurchase program of up to $500 million of the Company’s common stock. Purchases under the share repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors including compliance with the Company’s debt covenants, including limitations on our ability to make restricted payments. The Company may elect not to purchase the maximum amount of shares allowable under this program. The Company expects to fund its repurchase program from operating cash flows and new borrowings as needed. The timing of share repurchases depends upon marketplace conditions and other factors. The share repurchase authorization has no expiration. As of September 30, 2016, the Company had not repurchased any shares under its share repurchase program. The Merger Agreement contains certain interim covenants that restrict the Company’s business conduct prior to the completion of the Mergers without AmSurg’s consent, including the Company’s ability to repurchase shares of its common stock.

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

Debt Commitment Letter

On June 15, 2016, in connection with the Mergers, Corporation and AmSurg entered into a debt commitment letter (the “Commitment Letter”) with certain lenders. The lenders committed to provide (i) Corporation and AmSurg a term loan facility (the “New Term Loan Facility”) in an aggregate principal amount of up to $5.3 billion, maturing seven years from the closing date of the Mergers and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion (the “New ABL Facility” and together with the New Term Loan Facility, the “New Credit Facilities”) maturing five years from the closing date of the Mergers. On July 25, 2016, pursuant to an amendment, Corporation received a change of control waiver under its existing term loan credit facility, pursuant to which the New Term Loan Facility will be structured as an incremental credit facility under the Term Loan Credit Agreement. The New ABL Facility may be structured as a new credit agreement or, if Corporation receives a change of control waiver under its existing asset-based revolving credit facility, as an incremental facility under the ABL Credit Agreement.

The Commitment Letter contemplates that if Corporation is successful in obtaining change in control waivers under either the Term Loan Credit Agreement or ABL Credit Agreement, the commitments to provide the New Credit Facilities will be reduced by the amount of any indebtedness outstanding under the existing senior secured credit facilities. As a result of the change of control waiver that Corporation received under its Term Loan Credit Agreement, the lenders’ commitments to provide the New Term Loan Facility were reduced by the amount of indebtedness outstanding under the existing Term Loan Facility, which was $2.26 billion as of September 30, 2016. After giving effect to such reduction and the change of control waiver received by AmSurg with respect to certain of its outstanding senior notes, the lenders’ remaining commitment to provide Corporation and AmSurg with a term loan facility is $1.9 billion.

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

Subject to market conditions, in lieu of a portion of the borrowings under the Credit Facilities pursuant to the Commitment Letter, New Amethyst may seek to issue senior unsecured fixed-rate debt securities, the principal amount of which would reduce the amount funded pursuant to the Commitment Letter by a corresponding amount. In the event New Amethyst issues such debt securities, Envision Healthcare and AmSurg will publicly disclose that fact and the material terms of such debt securities by filing current reports on Form 8-K.

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

ABL Facility

Corporation’s ABL Facility provides for up to $550 million of senior secured first priority borrowings, subject to a borrowing base of $550 million as of September 30, 2016. The ABL Facility is available to fund working capital and for general corporate purposes. As of September 30, 2016, we had available borrowing capacity of $310.2 million and $134.8 million of letters of credit issued, which impact the available credit under the ABL Facility.

Loans borrowed under the ABL credit agreement, dated as of May 25, 2011, among Corporation and certain of its subsidiaries, as borrowers, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (as amended by Amendment No. 1, dated as of February 27, 2013, and Amendment No. 2, dated as of February 6, 2015, and as may be further emended, waived, supplemented or otherwise modified from time to time, the “ABL Credit Agreement”) bear interest at a rate of (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability. The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees. On February 6, 2015, Corporation entered into a Second Amendment to the ABL Credit Agreement, under which certain lenders under the ABL Facility increased the commitments available to Corporation under the ABL Facility to $550 million.

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

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$252,433	$194,945
Investing activities	(287,167)	(629,454)
Financing activities	83,090	245,504

Operating activities. Net cash provided by operating activities was $252.4 million for the nine months ended September 30, 2016, compared to $194.9 million for the nine months ended September 30, 2015. Operating cash flows for the nine months ended September 30, 2016, include payments of $26.0 million comprised of $6.5 million related to restructuring costs and $19.5 million related to pre-acquisition payroll accruals (the “2016 Payments”). Cash flow from operating activities for the nine months ended September 30, 2016, excluding the 2016 Payments, represents an increase of $83.5 million in net cash provided by operating activities relating primarily to acquisition-related and organic growth and working capital improvement, including better cash collections of our outstanding accounts receivable at EmCare.

Accounts receivable increased $42.0 million and $83.1 million during the nine months ended September 30, 2016 and 2015, respectively. Days sales outstanding (“DSO”) decreased two days during the nine months ended September 30, 2016.

We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter, and dividing that result into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities.

The following table outlines our DSO by segment and in total, excluding the impact of acquisitions, completed within the specific quarter:

	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015
EmCare	75	75	77	79	79	76
AMR	75	70	69	71	70	67
Company	75	73	74	77	76	73

Investing activities. Net cash used in investing activities was $287.2 million for the nine months ended September 30, 2016, compared to $629.5 million for the nine months ended September 30, 2015. The decrease was primarily related to the decrease in cash outflow for acquisitions of $387.7 million.

Financing activities. Net cash provided by financing activities was $83.1 million for the nine months ended September 30, 2016, compared to $245.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we borrowed $315.0 million under our ABL Facility to fund acquisitions, offset by our partial repayment of $210.0 million. Additionally, we received $2.6 million in proceeds from the exercise of stock options during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, we borrowed $365.0 million under our ABL Facility to fund acquisitions, offset by our partial repayment of $155.0 million. Additionally, we received $11.8 million in proceeds from the exercise of stock options during the nine months ended September 30, 2015.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2016, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.16 to $3.58 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 0.6 million gallons during the periods hedged through December 2016.

As of September 30, 2016, we had $3,114.1 million of debt, excluding capital leases, of which $2,363.7 million was variable rate debt under our senior secured credit facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $23.6 million annually.

We are exposed to changes in stock prices primarily as a result of our holdings in publicly traded securities. We believe that changes in stock prices can be expected to vary as a result of general market conditions, specific industry changes, and other factors. As of September 30, 2016, the fair value of our available-for-sale securities was $65.4 million, inclusive of $18.1 million of debt and equity securities collateralizing the Rural/ Metro pension plan. Had the market price of such securities been 10% lower as of September 30, 2016, the aggregate fair value of such securities would have been $6.5 million lower.

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

Based on the evaluation of the Company’s management of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (as defined in Rules 13e-15(e) promulgated under the Exchange Act) were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, please refer to Note 12 to the accompanying unaudited consolidated financial statements included herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2016, respectively; other than as set forth below.

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

AmSurg and Envision Healthcare must obtain certain regulatory authorizations, approvals and consents in connection with the Mergers. Although these authorizations, approvals and consents are not a condition to closing the Mergers under the Merger Agreement, the failure to obtain these approvals could disrupt or adversely impact our operations. AmSurg and Envision Healthcare have agreed to use their reasonable best efforts to obtain these approvals, but we can provide no assurances that all required regulatory authorizations, approvals or consents will be obtained or that the approvals will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Mergers. Although AmSurg and Envision Healthcare believe that the transactions do not raise substantial regulatory concerns and that all remaining regulatory approvals will be obtained on a timely basis, we cannot be certain when, if or under what conditions these approvals will be obtained. Failure to obtain such approvals may result in the delay or abandonment of the Mergers.

Although the waiting period under the antitrust laws has expired, regulatory approvals that are a condition to the closing of the Mergers have been obtained and we believe that the transactions do not raise substantial regulatory concerns, we can provide no assurances that the transactions will not be challenged. Governmental authorities could seek to block or challenge the Mergers, including after the completion of the Mergers. In addition, private parties who may be adversely affected by the Mergers and individual states may bring legal actions under the antitrust laws in certain circumstances. We may not prevail and may incur significant costs in settling or defending any action under the antitrust laws. Although the parties believe the completion of the Mergers will not likely be prevented by antitrust laws, there can be no assurances that a challenge to the Mergers on antitrust grounds will not be made or, if a challenge is made, what the result will be.

The Mergers are subject to certain conditions and if these conditions are not satisfied or waived, the Mergers may not be completed.

The obligations of AmSurg and Envision Healthcare to complete the Mergers are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including: (a) the receipt of AmSurg common shareholder and Envision Healthcare stockholder approval; (b) the absence of any law or order from any court or governmental entity preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement; and (c) other customary conditions for a transaction of this type.

Shareholder litigation against AmSurg and Envision Healthcare could result in an injunction preventing completion of the Mergers, the payment of damages in the event the Mergers are completed and/or an adverse effect on the combined company’s business, financial condition or results of operations following the Mergers.

On July 15, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action lawsuit against the members of Envision Healthcare’s Board and Barclays  PLC in the Court of Chancery of the State of Delaware. The case is captioned Anderson v. Sanger et al. , C.A.No. 12561-CB (Del. Ch.).  On September 22, 2016, the plaintiff filed an amended complaint, which alleges that the members of Envision Healthcare’s Board violated their fiduciary duties in connection with the proposed Mergers and that Barclays PLC aided and abetted those breaches. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, damages in the event the Mergers are consummated.  The time for defendants to move or answer with respect to the amended complaint has not yet expired.

On August 31, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action against Envision, the members of Envision Healthcare’s Board, AmSurg and New Amethyst in the United States District Court for the District of Colorado. The case is captioned Voth v. Envision Healthcare Holdings, Inc. et al., No. 1:16-cv-02213 (D. Colo.). The lawsuit alleges that Envision Healthcare and the members of Envision Healthcare’s Board violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading registration statement in connection with the proposed Mergers and that the members of Envision Healthcare’s Board, AmSurg and New Amethyst violated Section 20(a) of the Exchange Act by virtue of their purported status as controlling persons of Envision Healthcare. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, rescission of the Mergers or damages in the event the Mergers are consummated. On September 30, 2016, the plaintiff filed a motion for expedited discovery. The time for defendants to respond to the motion or to move or answer with respect to the complaint has not yet expired.

On September 8, 2016, a purported Envision Healthcare stockholder filed a putative stockholder class action against Envision, the members of Envision Healthcare’s Board, AmSurg and New Amethyst in the United States District Court

for the District of Colorado. The case is captioned LeMay v. Envision Healthcare Holdings, Inc. et al., No. 1:16-cv-02265 (D. Colo.). The lawsuit alleges that Envision Healthcare and the members of Envision Healthcare’s Board violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disseminating a false and misleading registration statement in connection with the proposed Mergers and that the members of Envision Healthcare’s Board, AmSurg and New Amethyst violated Section 20(a) of the Exchange Act by virtue of their purported status as controlling persons of Envision. Among other remedies, the plaintiff seeks to enjoin the Mergers from proceeding or, alternatively, rescission of the Mergers or damages in the event the Mergers are consummated. The time for defendants to move or answer with respect to the complaint has not yet expired.

The outcome of any such litigation, including the lawsuits described above, is uncertain. The lawsuits could prevent or delay completion of the Mergers and result in substantial costs to AmSurg or Envision Healthcare, including any costs associated with the indemnification of directors and officers. Other purported stockholders of Envision Healthcare or shareholders of AmSurg may file additional lawsuits against us, our directors and officers, AmSurg or AmSurg’s directors and officers in connection with the Mergers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Mergers are completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows. One of the conditions to the closing of the Mergers is that no governmental entity or competent jurisdiction has issued a final and non-appealable order permanently prohibiting, restraining or otherwise making illegal the consummation of the transactions contemplated by the Merger Agreement. Consequently, if a settlement or other resolution is not reached in the lawsuit referenced above and the plaintiffs secure injunctive or other relief prohibiting AmSurg’s or Envision Healthcare’s ability to complete the Mergers, then such injunctive or other relief may prevent the Mergers from becoming effective within the expected timeframe or at all.

AmSurg’s and Envision Healthcare’s executive officers and directors have certain interests in the Mergers that may be different from, or in addition to, the interests of AmSurg shareholders and Envision Healthcare stockholders generally.

AmSurg’s and Envision Healthcare’s executive officers and directors have certain interests in the Mergers that may be different from, or in addition to, the interests of AmSurg shareholders and Envision Healthcare stockholders generally. AmSurg’s executive officers and Envision Healthcare’s executive officers negotiated the terms of the Merger Agreement. The executive officers of AmSurg and Envision Healthcare have arrangements with AmSurg or Envision Healthcare, as applicable, that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Mergers, including, in the case of the Envision Healthcare officers and Mr. Christopher A. Holden, severance benefits to which they would not have been entitled in the absence of the Mergers. Mr. William A. Sanger’s employment agreement with us expired in 2016 and he will be entering into a new agreement in respect of his service as Executive Chairman of New Amethyst in connection with the Mergers. In addition, certain of AmSurg’s (but not Envision Healthcare’s) compensation and benefit plans and arrangements provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Mergers. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Mergers.

Upon completion of the Mergers, the New Amethyst Board will be comprised of 14 members, consisting of seven of AmSurg’s current directors and seven of Envision Healthcare’s current directors. Mr. Sanger, the current Chairman, President and Chief Executive Officer of Envision Healthcare, will serve as Executive Chairman of the New Amethyst Board, and Mr. Holden, currently a director and the President and Chief Executive Officer of AmSurg, will serve as a director and as Chief Executive Officer and President of New Amethyst. Additionally, New Amethyst’s management team will include executives from each of AmSurg and Envision Healthcare. Executive Officers from AmSurg will be, as follows: Ms. Claire M. Gulmi (the current Executive Vice President, Chief Financial Officer and Secretary of AmSurg) will serve as Executive Vice President and Chief Financial Officer of New Amethyst, Mr. Robert J. Coward (the current Executive Vice President, Chief Development Officer and President – Physician Services of AmSurg) will serve as Executive Vice President and President – Physician Services Group of New Amethyst, Mr. Kevin D. Eastridge (the current Senior Vice President, Finance and Chief Accounting Officer of AmSurg) will serve as Senior Vice President and Chief Accounting Officer of New Amethyst, and Mr. Patrick Solomon (the current Senior Vice President and Chief Strategy Officer of AmSurg) will serve as Senior Vice President and Chief Strategy Officer of New Amethyst. Executive Officers from Envision Healthcare will be, as follows: Mr. Steve W. Ratton, Jr. (the current Executive Vice

President, Chief Strategy Officer and Treasurer of Envision Healthcare) will serve as Executive Vice President and Chief Development Officer of New Amethyst, Mr. Randel G. Owen (the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of Envision Healthcare) will serve as the Executive Vice President and President – Ambulatory Services Group of New Amethyst and Mr. Craig A. Wilson (the current Senior Vice President, General Counsel and Secretary of Envision Healthcare) will serve as Senior Vice President, General Counsel and Secretary of New Amethyst.

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

AmSurg and Envision Healthcare have incurred and expect to incur non-recurring costs associated with the Mergers. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization, financing and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. Some of these costs are payable by AmSurg and Envision Healthcare regardless of whether the Mergers are completed. The current estimate of the aggregate amount of such expenses to be incurred by AmSurg and Envision Healthcare is approximately $150.0 million. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers. While both AmSurg and Envision Healthcare have assumed that a certain level of expense would be incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond their respective control that could affect the ultimate amount or the timing of the integration and implementation expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in New Amethyst taking significant charges against earnings following the completion of the Mergers, and the amount and timing of such charges are currently not known.

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

Following the consummation of the Mergers, the New Amethyst Board will undertake a strategic review of the combined company’s businesses, and may pursue strategic initiatives in the future. Strategic initiatives could include divestitures, spin-offs, split-offs, strategic partnerships or joint ventures. Any strategic initiatives could involve implementation challenges, execution risks or other risks, or significantly change the combined company’s business profile or strategies. Any such strategic initiatives could have an adverse impact on New Amethyst’s revenues, earnings, cash flows and operating results, which may adversely affect the value of New Amethyst common stock after completion of the Mergers.

New Amethyst will have substantial indebtedness and New Amethyst’s debt service obligations could harm its ability to operate its business, remain in compliance with debt covenants and make payments on its debt.

New Amethyst will have substantial indebtedness. AmSurg and Corporation entered into the Commitment Letter with JPMorgan Chase Bank (“JPM”) and Barclays PLC, pursuant to which JPM and Barclays PLC committed to provide the New Term Loan Facility in an aggregate principal amount of up to $1.9 billion, subject to certain increases as described therein. For a more detailed description of the Commitment Letter, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein. The commitment of JPM and Barclays PLC under the Commitment Letter is subject to various conditions, including the negotiation and execution of a definitive financing agreement and the consummation of the Mergers prior to the 12-month anniversary of the Commitment Letter in accordance with the terms and conditions set forth in the Merger Agreement. New Amethyst expects to borrow at or before the effective time of the Mergers the funds available at such time and to use the proceeds therefrom to refinance and repay, in full, Corporation’s existing indebtedness under the ABL Credit Agreement, to refinance and repay, in full, AmSurg’s existing indebtedness under its Indenture, dated as of July 16, 2014 (as amended and supplemented), under its Indenture (as amended and supplemented), dated as of November 20, 2012 and under its credit agreement (as amended and supplemented), dated as of July 16, 2014, to finance the Mergers and to pay fees and transaction costs related to the Mergers and the New Term Loan Facility, for working capital, capital expenditure and other lawful corporate purposes of New Amethyst and its subsidiaries. After the effective time of the Mergers, New Amethyst expects to use the proceeds of any borrowings for corporate purposes of New Amethyst and its subsidiaries.

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

ENVISION HEALTHCARE HOLDINGS, INC.

(registrant)

November 3, 2016	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman, President and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer, Chief Operating Officer and Executive Vice President

EXHIBIT INDEX

10.1*

Sixth Amendment to the Term Loan Credit Agreement (the “Term Loan Amendment”), among the Corporation, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows and (4) related notes to these financial statements.

*Filed with this Report